Form 10-Q
period 2023-06-30
Mineralys Therapeutics, Inc.
filed 2023-08-07
CIK 1933414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

888-378-6240
(Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report): NA
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	MLYS	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 1, 2023, there were 40,856,653 shares of the registrant’s common stock outstanding.

Mineralys Therapeutics, Inc.
i

Part I - Financial Information
Item 1. Financial Statements
Mineralys Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,140	$87,701
Investments	159,957	22,409
Prepaid and other current assets	8,391	2,701
Total current assets	269,488	112,811
Investments, noncurrent	21,678	—
Other assets	51	1,631
Total assets	$291,217	$114,442

Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,196	$1,907
Accrued liabilities	4,011	6,160
Total current liabilities	6,207	8,067
Commitments and contingencies (Note 4)
Series A convertible preferred stock, $0.0001 par value, 0 and 86,332,216 shares authorized and 0 and 86,332,216 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively, $0 and $41,180 aggregate liquidation preference as of June 30, 2023 and December 31, 2022, respectively	—	40,987
Series B convertible preferred stock, $0.0001 par value, 0 and 136,510,868 shares authorized and 0 and 136,510,868 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively, $0 and $118,000 aggregate liquidation preference as of June 30, 2023 and December 31, 2022, respectively	—	117,657
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 500,000,000 and 319,000,000 shares authorized and 40,856,653 and 6,419,238 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	1
Additional paid-in capital	362,565	540
Accumulated deficit	(77,559)	(52,810)
Total stockholders’ equity (deficit)	285,010	(52,269)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$291,217	$114,442
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$11,884	$5,595	$24,177	$12,373
General and administrative	3,851	884	6,496	1,675
Total operating expenses	15,735	6,479	30,673	14,048
Loss from operations	(15,735)	(6,479)	(30,673)	(14,048)
Interest income, net	3,593	—	5,922	—
Other income	1	—	2	—
Total other income, net	3,594	—	5,924	—
Net loss	$(12,141)	$(6,479)	$(24,749)	$(14,048)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(1.26)	$(0.77)	$(2.73)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,754,981	5,152,575	32,301,136	5,138,184
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	61,180,259	$28,996	—	$—	5,441,980	$1	$85	$(23,011)	$(22,925)
Issuance of Series A convertible preferred stock, net of issuance costs of $7	25,151,957	11,991	—	—	—	—	—	—	—
Issuance of restricted stock awards	—	—	—	—	172,444	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	19	—	19
Net loss	—	—	—	—	—	—	—	(7,569)	(7,569)
Balance as of March 31, 2022	86,332,216	40,987	—	—	5,614,424	1	104	(30,580)	(30,475)
Issuance of Series B convertible preferred stock, net of issuance costs of $343	—	—	136,510,868	117,657	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	—	(6,479)	(6,479)
Balance as of June 30, 2022	86,332,216	$40,987	136,510,868	$117,657	5,614,424	$1	$130	$(37,059)	$(36,928)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	86,332,216	$40,987	136,510,868	$117,657	6,419,238	$1	$540	$(52,810)	$(52,269)
Conversion of preferred stock to common stock upon closing of initial public offering	(86,332,216)	(40,987)	(136,510,868)	(117,657)	20,637,415	2	158,642	—	158,644
Issuance of common stock in initial public offering, net of issuance costs of $19,441	—	—	—	—	13,800,000	1	201,358	—	201,359
Stock-based compensation	—	—	—	—	—	—	749	—	749
Net loss	—	—	—	—	—	—	—	(12,608)	(12,608)
Balance as of March 31, 2023	—	—	—	—	40,856,653	4	361,289	(65,418)	295,875
Stock-based compensation	—	—	—	—	—	—	1,276	—	1,276
Net loss	—	—	—	—	—	—	—	(12,141)	(12,141)
Balance as of June 30, 2023	—	$—	—	$—	40,856,653	$4	$362,565	$(77,559)	$285,010
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,749)	$(14,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on held-to-maturity securities	(2,837)	—
Stock-based compensation	2,025	45
Changes in operating assets and liabilities:
Accrued interest receivable	(436)	—
Prepaid and other current assets	(5,304)	59
Accounts payable and accrued liabilities	(1,860)	1,897
Net cash used in operating activities	(33,161)	(12,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(218,890)	—
Maturity of marketable securities	62,500	—
Net cash used in investing activities	(156,390)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in initial public offering, net of offering costs	202,990	—
Proceeds from the issuance of Series A convertible preferred stock, net of offering costs	—	11,991
Proceeds from the issuance of Series B convertible preferred stock, net of offering costs	—	117,657
Net cash provided by financing activities	202,990	129,648

Net increase in cash and cash equivalents	13,439	117,601
Cash, cash equivalents, and restricted cash - beginning	87,701	10,662
Cash and cash equivalents - ending(1)	$101,140	$128,263

Supplement Disclosure of Non-Cash Financing Activities:
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$159,180	$—
(1)Cash and cash equivalents as of June 30, 2023 exclude investments of $181.6 million. Cash, cash equivalents, and investments amounted to $282.8 million as of June 30, 2023.
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)
Note 1. Nature of Business
Mineralys Therapeutics, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on developing medicines to target diseases driven by abnormally elevated aldosterone. The Company’s clinical-stage product candidate, lorundrostat, is a proprietary, orally administered, aldosterone synthase inhibitor that the Company is initially developing for the treatment of cardiorenal conditions affected by abnormally elevated aldosterone, including hypertension and chronic kidney disease. The Company has initiated a pivotal clinical program of lorundrostat for the treatment of uncontrolled or resistant hypertension and has plans to initiate a Phase 2 trial in the second half of 2023 for lorundrostat as a potential therapy to treat patients with Stage 2 to 4 chronic kidney disease. The Company was incorporated as a Delaware corporation in May 2019, and it is headquartered in Radnor, Pennsylvania.
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
Liquidity and Capital Resources
Since its inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. As of June 30, 2023, the Company had an accumulated deficit of $77.6 million and cash, cash equivalents, and investments of $282.8 million. For the six months ended June 30, 2023, the Company had a net loss of $24.7 million and net cash used in operating activities of $33.2 million.
From inception to June 30, 2023, the Company has funded its operations by raising aggregate gross proceeds of approximately $378.8 million from the sale of the Company’s common stock, convertible preferred stock, and convertible notes. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company expects to continue to incur substantial losses in the foreseeable future as a result of the Company’s research and development activities. Additional funding will be required in the future to continue with the Company’s planned research and development and other activities. The Company expects to finance its operations through equity offerings, debt financings, and other capital sources, including potential strategic collaborations, licensing, and other similar arrangements. The Company believes that its cash, cash equivalents, and investments as of June 30, 2023 will be sufficient to allow the Company to fund operations for at least twelve months from the issuance date of these condensed financial statements.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Cash and Cash Equivalents
All highly-liquid investments that have maturities of 90 days or less at the date of purchase are classified as cash equivalents. As of June 30, 2023 and December 31, 2022, the Company did not have any restricted cash balances. The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the statement of cash flows to the balance sheets (in thousands):

	June 30,	December 31,
	2023	2022
Cash	$7,633	$2,872
Cash equivalents	93,507	84,829
Total cash and cash equivalents	$101,140	$87,701
The Company’s cash and cash equivalents balances as of June 30, 2023 include cash balances, bank deposits, and amounts held primarily in interest-bearing money market accounts. As of December 31, 2021, the Company had $50 thousand classified as restricted cash, which is reported in the 2022 opening cash, cash equivalents, and restricted cash balance reported in the condensed statements of cash flows.

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
The Company invested in marketable securities during the six months ended June 30, 2023 and 2022, and no impairment charges were recorded. For held-to-maturity investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized as other income, net in the Company’s condensed statements of operations and a new cost basis in the investment is established.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)
Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of June 30, 2023 and December 31, 2022 were $0 and $1.6 million, respectively. Such costs are classified in other assets on the condensed balance sheets.
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
Subsequent to the closing of the Company’s IPO, the Company determines the fair market value of its common stock using the closing price of its common stock as reported on the Nasdaq Global Select Market. Prior to the closing of the Company’s IPO, there was no public market for the Company’s common stock, and the Company determined the fair value of the shares of its common stock underlying its share-based awards by considering a number of objective and subjective factors, including third-party valuations of the Company’s common stock, the valuation of comparable companies, the Company’s operating and financial performance, and general and industry-specific economic outlook, among other factors. The assumptions underlying these valuations represented management’s best estimate, with the assistance of a third-party valuation specialist, which involved inherent uncertainties and the application of management’s judgment. As a result, if the Company had used different assumptions or estimates, the fair value of the Company’s common stock and its stock-based compensation expense could have been materially different.
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

	Six Months Ended
	June 30,
	2023	2022
Outstanding options	2,657,113	527,387
Unvested restricted stock awards	1,087,367	452,203
Convertible preferred stock (as converted into common stock)	—	20,637,415
Total	3,744,480	21,617,005
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
Note 3. Fair Value of Financial Instruments
The following table presents financial instruments measured at fair value on a recurring basis based on the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
	Level 1
Assets
Cash equivalents
Bank deposits	$50,877	$—
Money market funds	49,793	84,829
Total cash equivalents	$100,670	$84,829
There were no transfers within the fair value hierarchy during the periods presented.
The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instrument disclosed herein:
Money Market Funds and Bank Deposits—The carrying amounts of money market funds and bank deposits reported as cash and cash equivalents in the condensed balance sheets approximate their fair values due to their short-term nature. The fair values of money market funds are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)
U.S. Treasury Bills—As of June 30, 2023 and December 31, 2022, the Company had short- and/or long-term U.S. Treasury bills. Fair values of these securities are determined by Level 2 inputs utilizing quoted prices (unadjusted) in active markets for similar assets. The following table presents held-to-maturity U.S. Treasury bills information as of each reported date:

		As of June 30, 2023
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Investments	between 3 and 12 months	$159,957	$159,774
Investments, noncurrent	greater than 1 year	21,678	21,581
Total		$181,635	$181,355

		As of December 31, 2022
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Investments	between 3 and 6 months	$22,409	$22,386
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
The Company is obligated to use commercially reasonable efforts to conduct and complete the development activities and to file for regulatory approval for at least one Lorundrostat Product in a major market country and consider in good faith developing at least one Lorundrostat Product in a non-major market country. If the Company elects to sublicense its rights under the Mitsubishi License to a third party with respect to exploitation of lorundrostat or any Lorundrostat Product in certain countries in Asia, the Company has agreed to negotiate such a sublicense first, for a specified period of time, with Mitsubishi Tanabe, if Mitsubishi Tanabe notifies the Company that it would like to obtain such a sublicense. The Company also agreed not to commercialize any competing product prior to three years following the first commercial sale of the first Lorundrostat Product in any country without Mitsubishi Tanabe’s prior consent.
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

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
The Company incurred $4.0 million and $0 of research and development expenses related to the Mitsubishi License during the six months ended June 30, 2023 and 2022, respectively. A development milestone was achieved in March 2023 related to the Company’s planned initiation of its pivotal clinical program of lorundrostat.
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2023 and 2022, and no material legal proceedings are currently pending or threatened.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers of the Company and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed financial statements as of June 30, 2023 and December 31, 2022.
Note 5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Research and development expenses	$2,452	$4,846
Compensation and benefits	764	665
Professional fees and other	795	649
Total	$4,011	$6,160

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)
Note 6. Capital Stock
As of June 30, 2023, the Company had reserved authorized shares of common stock for future issuance as follows:

June 30,
2023
Common stock options outstanding	2,657,113
Shares available for grant under the 2023 Plan	3,358,329
Shares available for grant under the ESPP	400,000
Total	6,415,442
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
Immediately prior to the closing of the IPO, 86,332,216 shares of Series A Preferred Stock and 136,510,868 shares of Series B Preferred Stock converted into 20,637,415 shares of the Company’s common stock, and the carrying value of Series A Preferred Stock and Series B Preferred Stock was converted to permanent equity.
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
2020 Equity Incentive Plan
On July 7, 2020, the board of directors adopted, and the Company’s stockholders approved, the 2020 Equity Incentive Plan. The 2020 Equity Incentive Plan, as amended and restated (the 2020 Plan), provided for the grant of incentive stock options to employees of the Company, and for the grant of non-statutory stock options, restricted stock awards, restricted stock unit awards, and other forms of stock awards to employees, directors, and consultants of the Company.
The board of directors or a designated committee of the board of directors is responsible for the administration of the 2020 Plan and determined the term, exercise price, and vesting terms of each award. Under the terms of existing awards, all stock option grants expire ten years from the grant date. New option grants could not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date, and generally vest over a period of four years.
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
2023 Employee Stock Purchase Plan
In February 2023, the Company’s board of directors and stockholders approved the 2023 Employee Stock Purchase Plan (ESPP), which became effective upon the closing of the Company’s IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to a specified percentage of their eligible compensation withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. A total of 400,000 shares of the Company’s common stock was initially reserved for issuance under the ESPP. The first ESPP offering period commenced on July 1, 2023, with each new six-month offering period beginning each January 1 and July 1. ESPP purchases of common stock occur at a price equal to 85% of the lower of (i) the closing price on the first trading day of the offering period or (ii) the closing price on the last trading day of the offering period.
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

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)
Total stock-based compensation expense reported in the statements of operations was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$525	$15	$860	$30
General and administrative	751	11	1,165	15
Total	$1,276	$26	$2,025	$45

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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design, and conduct of our ongoing and planned preclinical studies and planned clinical trials for lorundrostat and any future product candidates, the timing and likelihood of regulatory filings and approvals for lorundrostat and any future product candidates, our ability to commercialize our product candidates, if approved, the potential to develop future product candidates, the potential benefits of strategic collaborations and our intent to enter into any strategic arrangements, the timing and likelihood of success, and plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. This Quarterly Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.
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
Overview
We are a clinical-stage biopharmaceutical company focused on developing medicines to target diseases driven by abnormally elevated aldosterone. Our clinical-stage product candidate, lorundrostat, is a proprietary, orally administered, highly selective aldosterone synthase inhibitor that we are initially developing for the treatment of cardiorenal conditions affected by abnormally elevated aldosterone, including hypertension and chronic kidney disease (CKD). In the United States, there are over 115 million patients who have sustained elevated blood pressure (BP), or hypertension, and more than half of this population fails to achieve their BP goals, defined as BP of below 130/80 mmHg, with currently available medications. There are over 30 million treated patients who do not achieve their BP goal, of whom approximately 20 million have systolic BP levels greater than 140 mmHg. Patients with hypertension that persists despite taking two or more medications have 1.8 and 2.5 times greater mortality risk due to either cardiovascular disease or stroke, respectively. In a Phase 2 proof-of-concept clinical trial evaluating 200 subjects with uncontrolled hypertension (uHTN) or resistant hypertension (rHTN), lorundrostat demonstrated a clinically meaningful and statistically significant reduction in BP with once-daily dosing and was well tolerated. In addition to hypertension, we intend to develop lorundrostat for the treatment of CKD and believe that our product candidate holds promise to be an innovative solution for the rapidly growing unmet need in multiple cardiorenal disorders.
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
We also plan to initiate our second pivotal trial, Launch-HTN, a randomized, double-blind, placebo-controlled Phase 3 clinical trial in the second half of 2023 to evaluate the safety and efficacy of lorundrostat for the treatment of uHTN or rHTN, when used as an add-on therapy to prescribed treatment of two to five antihypertensive medications in up to approximately 1,000 adult subjects. The trial is expected to have a similar design as Advance-HTN. The topline data from this trial is expected in mid-2025.
In mid-2023, we initiated an open-label extension trial to obtain additional safety data. All subjects in the pivotal hypertension program, including the Advance-HTN and Launch-HTN trials, will be given the opportunity to participate in the extension trial.
Other Indications
Lorundrostat has been developed to normalize the production of aldosterone, and we believe this mechanism can be applied to other indications where abnormal aldosterone biology plays a role, including CKD and cardiorenal indications.
Uninhibited aldosterone is known to play a critical role in the progression of CKD. CKD is characterized by the gradual loss of kidney function, is estimated to affect more than 10% of the global population and over 23 million people in the United States, and is one of the leading causes of mortality worldwide. According to the U.S. Centers for Disease Control and Prevention (CDC), an estimated 1-in-7 (15%) of U.S. adults have CKD. Diabetes and hypertension are responsible for approximately two-thirds of CKD cases. Early detection and treatment can often keep CKD from getting worse. When CKD progresses, it may eventually lead to kidney failure, which requires dialysis or a kidney transplant to maintain life.
We plan to initiate a Phase 2 trial in the second half of 2023 for lorundrostat as a potential therapy to treat patients with Stage 2 to 4 CKD. The planned Phase 2 clinical trial includes an initial proof-of-concept portion (Part A) and a profiling portion (Part B). As this is an exploratory trial, interim data analyses may be conducted at one or more time points. Topline data from this trial is anticipated between the fourth quarter of 2024 and the first quarter of 2025.

Financial Overview
We commenced our operations in May 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our product candidate, lorundrostat, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, and providing other general and administrative support for our operations. As of June 30, 2023, we had cash, cash equivalents, and investments of $282.8 million. From inception to June 30, 2023, we raised aggregate gross proceeds of approximately $378.8 million from the sale of common stock, convertible preferred stock, and convertible notes. In February 2023, we completed our initial public offering (IPO) of 13,800,000 shares of our common stock at a price to the public of $16.00 per share, including the exercise in full by the underwriters of their option to purchase 1,800,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the IPO were approximately $201.4 million, net of underwriting discounts, commissions, and offering costs.
We do not have any products approved for sale, have not generated any revenue, and have incurred net losses since our inception. Our operations to date have been limited to business planning, raising capital, in-licensing and developing lorundrostat, conducting clinical trials, and other research and development activities. Our net losses for the six months ended June 30, 2023 and 2022 were $24.7 million and $14.0 million, respectively. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $77.6 million and $52.8 million, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical development activities and other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials for lorundrostat, potentially seek regulatory approval for lorundrostat and any future product candidates we may develop, expand our clinical, regulatory, quality, manufacturing, and commercialization capabilities, obtain, maintain, protect and enforce our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.
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
License Agreement with Mitsubishi Tanabe
In July 2020, we entered into a license agreement (the Mitsubishi License) with Mitsubishi Tanabe Pharmaceutical Company (Mitsubishi Tanabe), pursuant to which Mitsubishi Tanabe granted us an exclusive, worldwide, royalty-bearing, sublicensable license under Mitsubishi Tanabe’s patent and other intellectual property rights to exploit products incorporating lorundrostat (formerly MT-4129) (Lorundrostat Products) for the prevention, treatment, diagnosis, detection, monitoring, or predisposition testing with respect to indications, diseases, and conditions in humans. Pursuant to the Mitsubishi License, we paid Mitsubishi Tanabe a $1.0 million upfront fee, and we are obligated to pay Mitsubishi Tanabe development milestone payments of up to $9.0 million in the aggregate and commercial milestone payments of up to $155.0 million in the aggregate upon first commercial sale and upon meeting certain annual sales targets, as well as additional commercial milestone payments of up to $10.0 million for a second indication. Additionally, we are obligated to pay

Mitsubishi Tanabe tiered royalties at percentages ranging from the mid-single digits to ten percent (10%) of aggregate net sales of each Lorundrostat Product on a Lorundrostat Product-by-Lorundrostat Product and country-by-country basis, until the later of (i) the expiration of the last-to-expire valid Mitsubishi Tanabe patent claim covering a Lorundrostat Product, (ii) ten years from the first commercial sale of a Lorundrostat Product, or (iii) the expiration of regulatory exclusivity in such country. Such royalties are subject to reduction under specified conditions, including lack of patent coverage and generic competition. We incurred $4.0 million of research and development expenses during the six months ended June 30, 2023 associated with an achieved development milestone in March 2023 related to the planned initiation of our pivotal clinical program of lorundrostat.
We are obligated to use commercially reasonable efforts to conduct and complete the development activities and to file for regulatory approval for at least one Lorundrostat Product in a major market country and consider in good faith developing at least one Lorundrostat Product in a non-major market country. If we elect to sublicense our rights under the Mitsubishi License to a third party with respect to exploitation of lorundrostat or any Lorundrostat Product in certain countries in Asia, we have agreed to negotiate such a sublicense first, for a specified period of time, with Mitsubishi Tanabe, if Mitsubishi Tanabe notifies us that it would like to obtain such a sublicense. We also agreed not to commercialize any competing product prior to three years following the first commercial sale of the first Lorundrostat Product in any country without Mitsubishi Tanabe’s prior consent.
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
Other Income, Net
Interest Income, Net
Interest income reported in each period is associated with our investments in money market funds and U.S. treasuries, net of fees or other related expenses.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended,
	June 30,
	2023	2022	Change
	(in thousands)
Research and development expenses	$(11,884)	$(5,595)	$(6,289)
General and administrative expenses	(3,851)	(884)	(2,967)
Total other income, net	3,594	—	3,594
Net loss	$(12,141)	$(6,479)	$(5,662)
Research and Development Expenses
Research and development expenses increased by $6.3 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, which was primarily due to increases of $4.0 million in preclinical and clinical costs, driven by the initiation of the lorundrostat pivotal program in the second quarter of 2023, $1.3 million in higher compensation expense as a result of additions to headcount, and $1.0 million in clinical supply, manufacturing, and regulatory costs.
General and Administrative Expenses
General and administrative expenses increased by $3.0 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to $1.4 million in higher compensation expense as a result of additions to headcount, $1.1 million in higher professional fees associated with operating as a public company, $0.3 million of higher insurance expense associated with new director and officer insurance policies, and $0.2 million in higher other administrative expenses.
Total Other Income, Net
Total other income, net increased by $3.6 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, which was primarily attributable to interest earned during the three months ended June 30, 2023 on our investments in money market funds and U.S. treasuries that began earning interest in the third quarter of 2022.
Results of Operations
Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended,
	June 30,
	2023	2022	Change
	(in thousands)
Research and development expenses	$(24,177)	$(12,373)	(11,804)
General and administrative expenses	(6,496)	(1,675)	(4,821)
Total other income, net	5,924	—	5,924
Net loss	$(24,749)	$(14,048)	$(10,701)
Research and Development Expenses
Research and development expenses increased by $11.8 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, which was primarily due to increases of $4.0 million in license fees under the Mitsubishi License upon achieving a development milestone of lorundrostat in March 2023, $3.8 million in preclinical and clinical costs, driven by the initiation of the lorundrostat pivotal program in the second quarter of 2023, $2.2 million in higher compensation expense as a result of additions to headcount, $1.7 million in clinical supply, manufacturing, and regulatory costs, and $0.1 million in other research and development expenses.
General and Administrative Expenses
General and administrative expenses increased by $4.8 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to $2.1 million in higher compensation expense as a result of additions to headcount, $1.9 million in higher professional fees associated with operating as a public company, $0.5 million of higher insurance expense associated with new director and officer insurance policies, and $0.3 million in higher other administrative expenses.
Total Other Income, Net
Total other income, net increased by $5.9 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, which was primarily attributable to interest earned during the six months ended June 30, 2023 on our investments in money market funds and U.S. treasuries that began earning interest in the third quarter of 2022.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and have negative cash flows from operations for the foreseeable future as we continue the development of, seek regulatory approval for, and potentially commercialize lorundrostat, seek to identify, assess, acquire, and in-license intellectual property related to or develop additional product candidates and operate as a public company. From inception to June 30, 2023, we raised aggregate gross proceeds of approximately $378.8 million from the sale of common stock, convertible preferred stock, and convertible notes. As of June 30, 2023, we had cash, cash equivalents, and investments of $282.8 million. In February 2023, we completed our IPO of 13,800,000 shares of our common stock sold at a price to the public of $16.00 per share, including the exercise in full by the underwriters of their option to purchase 1,800,000 additional shares of our common stock, for net proceeds of approximately $201.4 million, net of underwriting discounts, commissions, and offering costs.
Our primary uses of cash to date have been to fund our research and development activities, including with respect to lorundrostat, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.
Funding Requirements
Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of June 30, 2023 will be sufficient to allow us to fund our operations for at least twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
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
•costs associated with any products or technologies that we may in-license or acquire; and
•the other risks and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in “Special Note Regarding Forward-Looking Statements and Market Data” and elsewhere in this Quarterly Report.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from factors that include but are not limited to, inflation, the conflict between Russia and Ukraine, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. If we raise additional funds through future collaborations, licenses, or other similar arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, product candidates, research programs intellectual property or proprietary technology, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves, or on less favorable terms than we would otherwise choose.
Cash Flows
Comparison of the Six Months Ended June 30, 2023 and 2022
Since our inception, we have primarily used our available cash to fund expenditures related to the in-license and development of lorundrostat. The following table sets forth a summary of cash flows for the periods presented:

	Three Months Ended
	June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(33,161)	$(12,047)
Investing activities	(156,390)	—
Financing activities	202,990	129,648
Net	$13,439	$117,601
Operating Activities
Net cash used in operating activities of $33.2 million during the six months ended June 30, 2023 increased, compared to $12.0 million during the six months ended June 30, 2022, which was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, the development of lorundrostat and related clinical trial expenses, personnel and compensation expense, legal and professional fees to support our operations, and general working capital requirements. The $21.1 million increase in cash used consisted of an increase in net loss, adjusted for non-cash expenses, of approximately $11.5 million and the net effect of changes in working capital of $9.6 million.
Investing Activities
Net cash used in investing activities of $156.4 million during the six months ended June 30, 2023 increased, compared to zero during the six months ended June 30, 2022, which was attributable to purchases of marketable securities of $218.9 million during the six months ended June 30, 2023 subsequent to receiving cash proceeds from our IPO in February 2023, partially offset by maturities of the marketable securities of $62.5 million during the six months ended June 30, 2023.

Financing Activities
Net cash provided by financing activities of $203.0 million during the six months ended June 30, 2023 increased, compared to $129.6 million during the six months ended June 30, 2022. During the six months ended June 30, 2023, we received aggregate gross proceeds of $220.8 million from the sale of our common stock in our IPO in February 2023 and paid $17.8 million of underwriting discounts, commissions, and offering costs in the same period. During the six months ended June 30, 2022, we received $129.6 million in net proceeds from the issuance and sale of our Series A and Series B convertible preferred stock.
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
There were no changes during the six months ended June 30, 2023 to our critical accounting estimates as disclosed in our 2022 Annual Report on Form 10-K. For information on our significant accounting policies, please refer to Note 2. “Summary of Significant Accounting Policies” within our 2022 Annual Report on Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of June 30, 2023, our cash equivalents and investments consisted of money market funds and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our short-term cash equivalents and investments is subject to change as a result of potential changes in market interest rates. Due to the nature of our cash equivalents and investments, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the periods presented.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and research and development contract costs. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates further increase) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition, and results of operations.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2023.
Changes in Internal Control over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
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

MINERALYS THERAPEUTICS, INC.

Date:	August 7, 2023	By:	/s/ Jon Congleton
Jon Congleton
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2023	By:	/s/ Adam Levy
Adam Levy
Chief Financial Officer, Chief Business Officer, and Secretary
(Principal Financial Officer; Principal Accounting Officer)