Form 10-Q
period 2023-09-30
Mineralys Therapeutics, Inc.
filed 2023-11-07
CIK 1933414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 1, 2023, there were 41,105,118 shares of the registrant’s common stock outstanding.

Mineralys Therapeutics, Inc.
i

Part I - Financial Information
Item 1. Financial Statements
Mineralys Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,300	$87,701
Investments	167,461	22,409
Prepaid and other current assets	11,614	2,701
Total current assets	265,375	112,811
Investments, noncurrent	12,129	—
Other assets	51	1,631
Total assets	$277,555	$114,442

Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,573	$1,907
Accrued liabilities	7,970	6,160
Total current liabilities	13,543	8,067
Commitments and contingencies (Note 4)
Series A convertible preferred stock, $0.0001 par value, 0 and 86,332,216 shares authorized and 0 and 86,332,216 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively, $0 and $41,180 aggregate liquidation preference as of September 30, 2023 and December 31, 2022, respectively	—	40,987
Series B convertible preferred stock, $0.0001 par value, 0 and 136,510,868 shares authorized and 0 and 136,510,868 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively, $0 and $118,000 aggregate liquidation preference as of September 30, 2023 and December 31, 2022, respectively	—	117,657
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 500,000,000 and 319,000,000 shares authorized and 41,105,118 and 6,419,238 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	1
Additional paid-in capital	364,327	540
Accumulated deficit	(100,319)	(52,810)
Total stockholders’ equity (deficit)	264,012	(52,269)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$277,555	$114,442
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$22,499	$6,059	$46,676	$18,432
General and administrative	3,774	1,364	10,270	3,039
Total operating expenses	26,273	7,423	56,946	21,471
Loss from operations	(26,273)	(7,423)	(56,946)	(21,471)
Interest income, net	3,513	741	9,435	741
Other income	—	4	2	4
Total other income, net	3,513	745	9,437	745
Net loss	$(22,760)	$(6,678)	$(47,509)	$(20,726)
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(1.29)	$(1.36)	$(4.02)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,930,748	5,181,410	34,872,287	5,152,752
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	61,180,259	$28,996	—	$—	5,441,980	$1	$85	$(23,011)	$(22,925)
Issuance of Series A convertible preferred stock, net of issuance costs of $7	25,151,957	11,991	—	—	—	—	—	—	—
Issuance of restricted stock awards	—	—	—	—	172,444	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	19	—	19
Net loss	—	—	—	—	—	—	—	(7,569)	(7,569)
Balance as of March 31, 2022	86,332,216	40,987	—	—	5,614,424	1	104	(30,580)	(30,475)
Issuance of Series B convertible preferred stock, net of issuance costs of $343	—	—	136,510,868	117,657	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	—	(6,479)	(6,479)
Balance as of June 30, 2022	86,332,216	40,987	136,510,868	117,657	5,614,424	1	130	(37,059)	(36,928)
Issuance of restricted stock awards	—	—	—	—	804,814	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	192	—	192
Net loss	—	—	—	—	—	—	—	(6,678)	(6,678)
Balance as of September 30, 2022	86,332,216	$40,987	136,510,868	$117,657	6,419,238	$1	$322	$(43,737)	$(43,414)

Mineralys Therapeutics, Inc.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)
(in thousands, except share data)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	86,332,216	$40,987	136,510,868	$117,657	6,419,238	$1	$540	$(52,810)	$(52,269)
Conversion of preferred stock to common stock upon closing of initial public offering	(86,332,216)	(40,987)	(136,510,868)	(117,657)	20,637,415	2	158,642	—	158,644
Issuance of common stock in initial public offering, net of issuance costs of $19,441	—	—	—	—	13,800,000	1	201,358	—	201,359
Stock-based compensation	—	—	—	—	—	—	749	—	749
Net loss	—	—	—	—	—	—	—	(12,608)	(12,608)
Balance as of March 31, 2023	—	—	—	—	40,856,653	4	361,289	(65,418)	295,875
Issuance of restricted stock awards	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,276	—	1,276
Net loss	—	—	—	—	—	—	—	(12,141)	(12,141)
Balance as of June 30, 2023	—	—	—	—	40,856,653	4	362,565	(77,559)	285,010
Issuance of common stock from stock option exercises	—	—	—	—	248,465	—	184	—	184
Stock-based compensation	—	—	—	—	—	—	1,578	—	1,578
Net loss	—	—	—	—	—	—	—	(22,760)	(22,760)
Balance as of September 30, 2023	—	$—	—	$—	41,105,118	$4	$364,327	$(100,319)	$264,012
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,509)	$(20,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on held-to-maturity securities	(4,799)	(239)
Stock-based compensation	3,603	237
Changes in operating assets and liabilities:
Accrued interest receivable	(655)	—
Prepaid and other current assets	(8,308)	(473)
Accounts payable and accrued liabilities	5,476	2,166
Net cash used in operating activities	(52,192)	(19,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(274,883)	(71,759)
Maturity of marketable securities	122,500	—
Net cash used in investing activities	(152,383)	(71,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in initial public offering, net of offering costs	202,990	(561)
Proceeds from stock option exercises	184	—
Proceeds from the issuance of Series A convertible preferred stock, net of offering costs	—	11,991
Proceeds from the issuance of Series B convertible preferred stock, net of offering costs	—	117,657
Net cash provided by financing activities	203,174	129,087

Net increase in cash and cash equivalents	(1,401)	38,293
Cash, cash equivalents, and restricted cash - beginning	87,701	10,662
Cash and cash equivalents - ending(1)	$86,300	$48,955

Supplement Disclosure of Non-Cash Financing Activities:
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$159,180	$—
Deferred offering costs included in accounts payable and accrued liabilities	$—	$421
(1)Cash and cash equivalents as of September 30, 2023 exclude investments of $179.6 million. Cash, cash equivalents, and investments amounted to $265.9 million as of September 30, 2023.
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)
Note 1. Nature of Business
Mineralys Therapeutics, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on developing medicines to target diseases driven by abnormally elevated aldosterone. The Company’s clinical-stage product candidate, lorundrostat, is a proprietary, orally administered, aldosterone synthase inhibitor that the Company is initially developing for the treatment of cardiorenal conditions affected by abnormally elevated aldosterone, including hypertension and chronic kidney disease. The Company has initiated a pivotal clinical program of lorundrostat for the treatment of uncontrolled or resistant hypertension and has plans to initiate a Phase 2 trial in the second half of 2023 for lorundrostat in hypertensive patients with Stage 2 to 3b chronic kidney disease. The Company was incorporated as a Delaware corporation in May 2019, and it is headquartered in Radnor, Pennsylvania.
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
Liquidity and Capital Resources
Since its inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. As of September 30, 2023, the Company had an accumulated deficit of $100.3 million and cash, cash equivalents, and investments of $265.9 million. For the nine months ended September 30, 2023, the Company had a net loss of $47.5 million and net cash used in operating activities of $52.2 million.
From inception to September 30, 2023, the Company has funded its operations by raising aggregate gross proceeds of approximately $378.8 million from the sale of the Company’s common stock, convertible preferred stock, and convertible notes. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company expects to continue to incur substantial losses in the foreseeable future as a result of the Company’s research and development activities. Additional funding will be required in the future to continue with the Company’s planned research and development and other activities. The Company expects to finance its operations through equity offerings, debt financings, and other capital sources, including potential strategic collaborations, licensing, and other similar arrangements. The Company believes that its cash, cash equivalents, and investments as of September 30, 2023 will be sufficient to allow the Company to fund operations for at least twelve months from the issuance date of these condensed financial statements.

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
Cash and Cash Equivalents
All highly-liquid investments that have maturities of 90 days or less at the date of purchase are classified as cash equivalents. As of September 30, 2023 and December 31, 2022, the Company did not have any restricted cash balances. The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the statement of cash flows to the balance sheets (in thousands):

	September 30,	December 31,
	2023	2022
Cash	$1,352	$2,872
Cash equivalents	84,948	84,829
Total cash and cash equivalents	$86,300	$87,701
The Company’s cash and cash equivalents balances as of September 30, 2023 include cash balances, time deposits, and amounts held primarily in interest-bearing money market accounts. As of December 31, 2021, the Company had $50 thousand classified as restricted cash, which is reported in the 2022 opening cash, cash equivalents, and restricted cash balance reported in the condensed statements of cash flows.

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
The Company invested in marketable securities during the nine months ended September 30, 2023 and 2022, and no impairment charges were recorded. For held-to-maturity investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized within other income, net in the Company’s condensed statements of operations and a new cost basis in the investment is established.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)
Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of September 30, 2023 and December 31, 2022 were $0 and $1.6 million, respectively. Such costs are classified in other assets on the condensed balance sheets.
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
Expected Term — The Company uses the simplified method to calculate the expected term, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted, and utilized the contractual term for options granted.
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

	Nine Months Ended
	September 30,
	2023	2022
Outstanding options	2,568,503	1,320,932
Unvested restricted stock awards	1,047,648	1,228,075
Convertible preferred stock (as converted into common stock)	—	20,637,415
Total	3,616,151	23,186,422
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
Note 3. Fair Value of Financial Instruments
The following table presents financial instruments measured at fair value on a recurring basis based on the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
	Level 1
Assets
Cash equivalents
Money market funds	$45,356	$84,829
Time deposits	39,592	—
Total cash equivalents	$84,948	$84,829
There were no transfers within the fair value hierarchy during the periods presented.
The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instrument disclosed herein:
Money Market Funds and Time Deposits—The carrying amounts of money market funds and time deposits reported as cash and cash equivalents in the condensed balance sheets approximate their fair values due to their short-term nature. The fair values of money market funds are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)
U.S. Treasury Bills—As of September 30, 2023 and December 31, 2022, the Company had short- and/or long-term U.S. Treasury bills. Fair values of these securities are determined by Level 2 inputs utilizing quoted prices (unadjusted) in active markets for similar assets. The following table presents held-to-maturity U.S. Treasury bills information as of each reported date (in thousands):

		As of September 30, 2023
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Investments	between 3 and 12 months	$167,461	$167,280
Investments, noncurrent	greater than 1 year	12,129	12,066
Total		$179,590	$179,346

		As of December 31, 2022
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Investments	between 3 and 6 months	$22,409	$22,386
Note 4. Commitments and Contingencies
License Agreement with Mitsubishi Tanabe
In July 2020, the Company entered into a license agreement (the Mitsubishi License) with Mitsubishi Tanabe Pharmaceutical Company (Mitsubishi Tanabe), pursuant to which Mitsubishi Tanabe granted the Company an exclusive, worldwide, royalty-bearing, sublicensable license under Mitsubishi Tanabe’s patent and other intellectual property rights to exploit products incorporating lorundrostat (formerly MT-4129) (Lorundrostat Products) for the prevention, treatment, diagnosis, detection, monitoring, or predisposition testing with respect to indications, diseases, and conditions in humans. Pursuant to the Mitsubishi License, the Company paid Mitsubishi Tanabe a $1.0 million upfront fee, and the Company was initially obligated to pay Mitsubishi Tanabe development milestone payments of up to $9.0 million in the aggregate and commercial milestone payments of up to $155.0 million in the aggregate upon first commercial sale and upon meeting certain annual sales targets, as well as additional commercial milestone payments of up to $10.0 million for a second indication. Additionally, the Company is obligated to pay Mitsubishi Tanabe tiered royalties at percentages ranging from the mid-single-digits to ten percent (10%) of aggregate net sales of each Lorundrostat Product on a Lorundrostat Product-by-Lorundrostat Product and country-by-country basis, until the later of (i) the expiration of the last-to-expire valid Mitsubishi Tanabe patent claim covering a Lorundrostat Product, (ii) ten years from the first commercial sale of a Lorundrostat Product, or (iii) the expiration of regulatory exclusivity in such country. Such royalties are subject to reduction under specified conditions, including lack of patent coverage and generic competition.
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
The Company incurred $4.0 million and $0 of research and development expenses related to the Mitsubishi License during the nine months ended September 30, 2023 and 2022, respectively. A development milestone was achieved in March 2023 related to the Company’s planned initiation of its pivotal clinical program of lorundrostat.
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2023 and 2022, and no material legal proceedings are currently pending or threatened.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers of the Company and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed financial statements as of September 30, 2023 and December 31, 2022.
Note 5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Research and development expenses	$5,853	$4,846
Compensation and benefits	1,221	665
Professional fees and other	896	649
Total	$7,970	$6,160

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)
Note 6. Capital Stock
As of September 30, 2023, the Company had reserved authorized shares of common stock for future issuance as follows:

September 30,
2023
Shares available for grant under the 2023 Plan	3,198,474
Common stock options outstanding	2,568,503
Shares available for grant under the ESPP	400,000
Total	6,166,977
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

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)
Total stock-based compensation expense reported in the statements of operations was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$759	$79	$1,619	$109
General and administrative	819	113	1,984	128
Total	$1,578	$192	$3,603	$237

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
Clinical Highlights
Pivotal Hypertension Program
In April 2023, we initiated our first pivotal trial, Advance-HTN, a randomized, double-blind, placebo-controlled Phase 2 clinical trial to evaluate the safety and efficacy of lorundrostat for the treatment of uHTN or rHTN, when used as an add-on therapy to standardized background treatment of two or three antihypertensive medications in up to approximately 300 adult subjects. Topline data from this trial is anticipated in the second half of 2024.
We also plan to initiate our second pivotal trial, Launch-HTN, a randomized, double-blind, placebo-controlled Phase 3 clinical trial in the second half of 2023 to evaluate the safety and efficacy of lorundrostat for the treatment of uHTN or rHTN, when used as an add-on therapy to prescribed background treatment of two to five antihypertensive medications in up to approximately 1,000 adult subjects. The trial is expected to have a similar design to the Target-HTN trial. Topline data from this trial is expected in the second half of 2025.
In mid-2023, we initiated an open-label extension trial to allow subjects to continue to receive lorundrostat and obtain long-term safety and efficacy data. All subjects in the pivotal hypertension program, including the Advance-HTN and Launch-HTN trials, as well as the Explore-CKD trial, will be given the opportunity to participate in the extension trial.
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
We plan to initiate a two-part Phase 2 trial, Explore-CKD, in the second half of 2023 for lorundrostat in hypertensive patients with Stage 2 to 3b CKD. The planned Phase 2 clinical trial includes an initial proof-of-concept portion (Part A) and a profiling portion (Part B). As this is an exploratory trial, interim data analyses may be conducted at one or more time points. Topline data from this trial is anticipated between the fourth quarter of 2024 and the first quarter of 2025.

Financial Overview
We commenced our operations in May 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our product candidate, lorundrostat, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, and providing other general and administrative support for our operations. As of September 30, 2023, we had cash, cash equivalents, and investments of $265.9 million. From inception to September 30, 2023, we raised aggregate gross proceeds of approximately $378.8 million from the sale of common stock, convertible preferred stock, and convertible notes. In February 2023, we completed our initial public offering (IPO) of 13,800,000 shares of our common stock at a price to the public of $16.00 per share, including the exercise in full by the underwriters of their option to purchase 1,800,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the IPO were approximately $201.4 million, net of underwriting discounts, commissions, and offering costs.
We do not have any products approved for sale, have not generated any revenue, and have incurred net losses since our inception. Our operations to date have been limited to business planning, raising capital, in-licensing and developing lorundrostat, conducting clinical trials, and other research and development activities. Our net losses for the nine months ended September 30, 2023 and 2022 were $47.5 million and $20.7 million, respectively. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $100.3 million and $52.8 million, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical development activities and other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials for lorundrostat, potentially seek regulatory approval for lorundrostat and any future product candidates we may develop, expand our clinical, regulatory, quality, manufacturing, and commercialization capabilities, obtain, maintain, protect and enforce our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.
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
License Agreement with Mitsubishi Tanabe
In July 2020, we entered into a license agreement (the Mitsubishi License) with Mitsubishi Tanabe Pharmaceutical Company (Mitsubishi Tanabe), pursuant to which Mitsubishi Tanabe granted us an exclusive, worldwide, royalty-bearing, sublicensable license under Mitsubishi Tanabe’s patent and other intellectual property rights to exploit products incorporating lorundrostat (formerly MT-4129) (Lorundrostat Products) for the prevention, treatment, diagnosis, detection, monitoring, or predisposition testing with respect to indications, diseases, and conditions in humans. Pursuant to the Mitsubishi License, we paid Mitsubishi Tanabe a $1.0 million upfront fee, and we were initially obligated to pay Mitsubishi Tanabe development milestone payments of up to $9.0 million in the aggregate and commercial milestone payments of up to $155.0 million in the aggregate upon first commercial sale and upon meeting certain annual sales targets, as well as additional commercial milestone payments of up to $10.0 million for a second indication. Additionally, we are obligated to pay Mitsubishi Tanabe tiered royalties at percentages ranging from the mid-single digits to ten percent (10%) of aggregate net sales of each Lorundrostat Product on a Lorundrostat Product-by-Lorundrostat Product and country-by-country basis, until the later of (i) the expiration of the last-to-expire valid Mitsubishi Tanabe patent claim covering a Lorundrostat Product, (ii) ten years from the first commercial sale of a Lorundrostat Product, or (iii) the expiration of regulatory exclusivity in such country. Such royalties are subject to reduction under specified conditions, including lack of patent coverage and generic competition. We incurred $4.0 million of research and development expenses during the nine months ended September 30, 2023 associated with an achieved development milestone in March 2023 related to the planned initiation of our pivotal clinical program of lorundrostat.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended,
	September 30,
	2023	2022	Change
	(in thousands)
Research and development expenses	$(22,499)	$(6,059)	$(16,440)
General and administrative expenses	(3,774)	(1,364)	(2,410)
Total other income, net	3,513	745	2,768
Net loss	$(22,760)	$(6,678)	$(16,082)
Research and Development Expenses
Research and development expenses increased by $16.4 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, which was primarily due to increases of $12.4 million in preclinical and clinical costs, driven by the initiation of the lorundrostat pivotal program in the second quarter of 2023, $2.3 million in clinical supply, manufacturing, and regulatory costs, and $1.7 million in higher compensation expense resulting from additions to headcount.
General and Administrative Expenses
General and administrative expenses increased by $2.4 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily due to $1.2 million in higher professional fees associated with operating as a public company, $0.8 million in higher compensation expense resulting from additions to headcount, $0.3 million of higher insurance expense associated with new director and officer insurance policies, and $0.1 million in higher other administrative expenses.
Total Other Income, Net
Total other income, net increased by $2.8 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, which was primarily attributable to increased interest earned on our investments in money market funds and U.S. treasuries.
Results of Operations
Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended,
	September 30,
	2023	2022	Change
	(in thousands)
Research and development expenses	$(46,676)	$(18,432)	(28,244)
General and administrative expenses	(10,270)	(3,039)	(7,231)
Total other income, net	9,437	745	8,692
Net loss	$(47,509)	$(20,726)	$(26,783)
Research and Development Expenses
Research and development expenses increased by $28.2 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, which was primarily due to increases of $15.3 million in preclinical and clinical costs, driven by the initiation of the lorundrostat pivotal program in the second quarter of 2023, $4.9 million in clinical supply, manufacturing, and regulatory costs,

$4.0 million in license fees under the Mitsubishi License upon achieving a development milestone of lorundrostat in March 2023, $3.9 million in higher compensation expense resulting from additions to headcount, and $0.1 million in other research and development expenses.
General and Administrative Expenses
General and administrative expenses increased by $7.2 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to $3.7 million in higher professional fees associated with operating as a public company, $2.5 million in higher compensation expense resulting from additions to headcount, $0.8 million of higher insurance expense associated with new director and officer insurance policies, and $0.2 million in higher other administrative expenses.
Total Other Income, Net
Total other income, net increased by $8.7 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, which was primarily attributable to increased interest earned on our investments in money market funds and U.S. treasuries.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and have negative cash flows from operations for the foreseeable future as we continue the development of, seek regulatory approval for, and potentially commercialize lorundrostat, seek to identify, assess, acquire, and in-license intellectual property related to or develop additional product candidates and operate as a public company. From inception to September 30, 2023, we raised aggregate gross proceeds of approximately $378.8 million from the sale of common stock, convertible preferred stock, and convertible notes. As of September 30, 2023, we had cash, cash equivalents, and investments of $265.9 million. In February 2023, we completed our IPO of 13,800,000 shares of our common stock sold at a price to the public of $16.00 per share, including the exercise in full by the underwriters of their option to purchase 1,800,000 additional shares of our common stock, for net proceeds of approximately $201.4 million, net of underwriting discounts, commissions, and offering costs.
Our primary uses of cash to date have been to fund our research and development activities, including with respect to lorundrostat, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.
Funding Requirements
Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of September 30, 2023 will be sufficient to allow us to fund our operations for at least twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from factors that include but are not limited to, inflation, elevated interest rates, geopolitical conflict in and around Ukraine, Israel, and other areas of the world, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. If we raise additional funds through future collaborations, licenses, or other similar arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, product candidates, research programs intellectual property or proprietary technology, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves, or on less favorable terms than we would otherwise choose.
Cash Flows
Comparison of the Nine Months Ended September 30, 2023 and 2022
Since our inception, we have primarily used our available cash to fund expenditures related to the in-license and development of lorundrostat. The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(52,192)	$(19,035)
Investing activities	(152,383)	(71,759)
Financing activities	203,174	129,087
Net	$(1,401)	$38,293
Operating Activities
Net cash used in operating activities of $52.2 million during the nine months ended September 30, 2023 increased, compared to $19.0 million during the nine months ended September 30, 2022, which was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, the development of lorundrostat and related clinical trial expenses, personnel and compensation expense, legal and professional fees to support our operations, and general working capital requirements. The $33.2 million increase in cash used consisted of an increase in net loss, adjusted for non-cash expenses of approximately $27.9 million and the net effect of changes in working capital of $5.3 million.
Investing Activities
Net cash used in investing activities of $152.4 million during the nine months ended September 30, 2023 increased, compared to $71.8 million during the nine months ended September 30, 2022, which was attributable to increased purchases of marketable securities of $203.1 million during the nine months ended September 30, 2023 subsequent to receiving cash proceeds from our IPO in February 2023, partially offset by increased maturities of the marketable securities of $122.5 million during the nine months ended September 30, 2023.
Financing Activities
Net cash provided by financing activities of $203.2 million during the nine months ended September 30, 2023 increased, compared to $129.1 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we received aggregate gross proceeds of $220.8 million from the sale of our common stock in our IPO in February 2023 and paid $17.8 million of underwriting discounts, commissions, and offering costs in the same period. During the nine months ended September 30, 2022, we received $129.6 million in net proceeds from the issuance and sale of our Series A and Series B convertible preferred stock.
Contractual Obligations and Commitments
Under the Mitsubishi License, we have milestone payment obligations that are contingent upon the achievement of certain development milestones and specified levels of product sales and are required to make certain royalty payments in connection with the sale of products developed under the agreement. Our next anticipated development milestone of $5.0 million will become due by us upon initiation of the Launch-HTN trial. We are currently unable to estimate the timing or likelihood of achieving other future milestones or making future product sales. See above and Note 4. “Commitments and Contingencies” to our financial statements included elsewhere in this Quarterly Report for additional information regarding the Mitsubishi License.
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
There were no changes during the nine months ended September 30, 2023 to our critical accounting estimates as disclosed in our 2022 Annual Report on Form 10-K. For information on our significant accounting policies, please refer to Note 2. “Summary of Significant Accounting Policies” within our 2022 Annual Report on Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of September 30, 2023, our cash equivalents and investments consisted of money market funds and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our short-term cash equivalents and investments is subject to change as a result of potential changes in market interest rates. Due to the nature of our cash equivalents and investments, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the periods presented.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
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

MINERALYS THERAPEUTICS, INC.

Date:	November 7, 2023	By:	/s/ Jon Congleton
Jon Congleton
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2023	By:	/s/ Adam Levy
Adam Levy
Chief Financial Officer, Chief Business Officer, and Secretary
(Principal Financial Officer; Principal Accounting Officer)