Form 10-K
period 2023-12-31
Mineralys Therapeutics, Inc.
filed 2024-03-21
CIK 1933414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.
Commission file number 001-41614
MINERALYS THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	2834	84-1966887
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Rd, Suite F200 Radnor, PA		19087
(Address of Principal Executive Offices)		(Zip Code)
888-378-6240
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	MLYS	The Nasdaq Global Select Market
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐  No   ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2023, as reported on The Nasdaq Global Select Market, was $239.9 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 49,631,159 shares of common stock outstanding as of March 15, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the 2024 Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K (Annual Report) where indicated.

RISK FACTORS SUMMARY
Our business, results of operations, financial condition, and growth prospects may be affected by a number of factors, whether currently known or unknown. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, let alone combined with any of the others, could materially and adversely affect our business, financial condition, results of operations, and stock price. We have provided a summary of some of these risks below, with a more detailed explanation of those and other risks applicable to the Company in Part I, Item 1A. “Risk Factors” in this Annual Report.
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
•We will need substantial additional funds to pursue our business objectives, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce, or terminate our product development programs, commercialization efforts, or other operations.
•Our future performance at this time is entirely dependent on the success of our only product candidate, lorundrostat, which is currently in clinical development and has not completed a pivotal trial. If we are unable to advance lorundrostat in clinical development, obtain regulatory approval, and ultimately commercialize lorundrostat, or experience significant delays in doing so, our business will be materially harmed.
•Clinical and preclinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of prior clinical trials and studies of lorundrostat are not necessarily predictive of future results. Lorundrostat may not achieve favorable results in our clinical trials or receive regulatory approval on a timely basis, if at all.
•Use of lorundrostat or any future product candidates could be associated with adverse side effects, adverse events, or other properties or safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of an approved label, or result in other significant negative consequences that could severely harm our business, prospects, operating results, and financial condition.
•We heavily rely on our exclusive license agreement entered into in July 2020 (Mitsubishi License) with Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe) to provide us with intellectual property rights to develop and commercialize lorundrostat. If the Mitsubishi License is terminated, we would lose our rights to develop and commercialize lorundrostat, which in turn would have a material adverse effect on our business, financial condition, results of operations, and prospects, including, but not limited to, cessation of our operations to the extent we are unable to develop other product candidates at the time of such termination.
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

•We rely on and intend to continue to rely on third parties to conduct, supervise, and monitor our clinical trials and preclinical studies. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements, or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize lorundrostat and any future product candidates may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
•If we are unable to obtain, maintain, and enforce patent or other intellectual property protection for lorundrostat or any future product candidates or technology, or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize lorundrostat or any future product candidates may be adversely affected.
•The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.

Table of Contents
FORWARD-LOOKING STATEMENTS AND MARKET DATA
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design, and conduct of our ongoing and planned preclinical studies and planned clinical trials for lorundrostat and any future product candidates, the timing and likelihood of regulatory filings and approvals for lorundrostat and any future product candidates, our ability to commercialize our product candidates, if approved, the potential to develop future product candidates, the potential benefits of strategic collaborations and our intent to enter into any strategic arrangements, the timing and likelihood of success, and plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.
In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or "would" or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties, and assumptions, including, without limitation, the risk factors described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
This Annual Report includes trademarks, tradenames, and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Part I
Item 1. Business
Business Overview
We are a clinical-stage biopharmaceutical company focused on developing medicines to target diseases driven by abnormally elevated aldosterone. Our clinical-stage product candidate, lorundrostat, is a proprietary, orally administered, highly selective aldosterone synthase inhibitor (ASI) that we are initially developing for the treatment of cardiorenal conditions affected by abnormally elevated aldosterone, including hypertension and chronic kidney disease (CKD). In the United States, there are over 115 million patients who have sustained elevated blood pressure (BP), or hypertension, and more than half of this population fails to achieve their BP goals, defined as BP of below 130/80 mmHg, with currently available medications. There are over 30 million treated patients who do not achieve their BP goal, of whom approximately 20 million have systolic BP levels greater than 140 mmHg. Patients with hypertension that persists despite taking two or more medications have 1.8 and 2.5 times greater mortality risk due to either cardiovascular disease or stroke, respectively. In a Phase 2 proof-of-concept clinical trial evaluating 200 subjects (Target-HTN) with uncontrolled hypertension (uHTN), defined as individuals who are unable to achieve BP of below 130/80 mmHg despite taking two or more lines of antihypertensive medication, or resistant hypertension (rHTN), defined as individuals who are unable to achieve BP of below 130/80 mmHg despite taking three or more antihypertensive medications typically including a diuretic, lorundrostat demonstrated a clinically meaningful and statistically significant reduction in BP with once-daily dosing and was well tolerated. Abnormally elevated aldosterone levels are a key factor in driving hypertension in approximately 25% of hypertensive patients. In addition to hypertension, we intend to investigate the benefits of lorundrostat in subjects with hypertension and CKD. We believe that our product candidate holds promise to be an innovative solution for the rapidly growing unmet need in multiple cardiorenal metabolic disorders.
Hypertension is one of the most common medical conditions globally, afflicting approximately 1.3 billion people and resulting in an estimated average of $130 billion annual economic burden in the United States alone between 2003 and 2014. Despite the availability of multiple treatment options, including thiazide diuretics, angiotensin-converting enzyme (ACE)-inhibitors, angiotensin II receptor blockers (ARBs), calcium channel blockers, beta blockers, and mineralocorticoid receptor antagonists (MRAs), the prevalence of uHTN continues to grow, further exacerbated by the rapidly rising rate of obesity. Over 30 million hypertensive patients in the United States are unable to achieve their BP goal despite treatment. Within this population there are approximately 10.3 million patients suffering from rHTN. Multiple large-scale studies have demonstrated that patients who fail to achieve their BP goal have a significantly elevated risk of developing heart disease, stroke, and kidney disease (Wright JT Jr, et al. A randomized trial of intensive versus standard blood-pressure control. N Engl J Med. 2015;373(22):2103-2116; and Zhou, et al., Uncontrolled Hypertension Increases Risk of All-Cause and Cardiovascular Disease Mortality in US Adults: the NHANES III Linked Mortality Study. Scientific Reports, 2018;8(1):1-7). Patients with rHTN have a 1.5 and 2.3 times higher risk than normotensive patients for composite cardiovascular events and end-stage renal disease, respectively. Notwithstanding this significant and growing unmet need, there has been a lack of U.S. Food and Drug Administration (FDA)-approved novel therapies targeting hypertension, with no new class of antihypertensive treatment approved within the last fifteen years.
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

Given that hypertension and abnormal aldosterone biology can lead to cardiorenal disease, we intend to further investigate the benefits of lorundrostat across other indications such as the treatment of hypertension and CKD.
The first-in-human Phase 1 clinical trial of lorundrostat was conducted by Mitsubishi Tanabe. See “Phase 1 Clinical Trial Results” beginning on page 15 for additional details regarding this trial.
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
In November 2022, we held an end of Phase 2 meeting with the FDA (i) to review the results of the Target-HTN trial, and (ii) to discuss our plans for a pivotal program in hypertension. Based on the Phase 2 results and feedback from the FDA, we decided to initiate the pivotal program noted below for lorundrostat beginning in 2023.
In April 2023, we initiated our first pivotal trial, Advance-HTN, a randomized, double-blind, placebo-controlled Phase 2 clinical trial to evaluate the safety and efficacy of lorundrostat for the treatment of uHTN or rHTN, when used as an add-on therapy to a standardized background treatment of two or three antihypertensive medications in 261 adult subjects. Subjects who meet screening criteria, will have their existing hypertension medications discontinued and start on a standard regimen of an ARB and a diuretic, if previously on two medications, or a standard regimen of ARB, diuretic and calcium channel blocker if previously on three to five medications. Subjects who remain hypertensive, despite the standardized regimen are then randomized into three cohorts and treated for twelve weeks: lorundrostat 50 mg QD, lorundrostat 50 mg QD and an option to titrate to 100 mg QD at week four based on defined criteria or placebo. The primary endpoint of the trial will be change in 24-hour ambulatory systolic BP at week twelve from baseline for active cohorts versus placebo. Topline data from this trial is anticipated in the fourth quarter of 2024.
In December 2023, we also initiated our second pivotal trial, Launch-HTN, a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate the safety and efficacy of lorundrostat for the treatment of uHTN or rHTN, when used as an add-on therapy to their existing, prescribed background treatment of two to five antihypertensive medications in up to approximately 1,000 adult subjects. Subjects are then randomized into three cohorts and treated for twelve weeks: lorundrostat 50 mg QD, lorundrostat 50 mg QD and an option to titrate to 100 mg QD at week six based on defined criteria or placebo. The primary endpoint of the trial will be change in office measured systolic BP at week twelve from baseline for active cohorts versus placebo. Topline data from this trial is expected in the second half of 2025.

In mid-2023, we initiated an open-label extension trial to allow subjects to continue to receive lorundrostat and obtain long-term safety and efficacy data. All subjects in the pivotal hypertension program, including the Advance-HTN and Launch-HTN trials, as well as the Explore-CKD trial, will be given the opportunity to participate in the extension trial.
The Explore-CKD trial is designed to evaluate lorundrostat in hypertensive subjects with Stage 2 to 3b CKD. The Phase 2 clinical trial is being modified from its original design to enroll both naïve to and patients on SGLT2 inhibitors. This change reflects how SGLT2 inhibitors have quickly become standard of care for patients with CKD. We will also have all study participants stay on an SGLT2 inhibitor throughout the course of the trial. We have also decided to lower the eGFR criteria for the proof-of-concept study from 45ml/min/1.73m2 to 30ml/min/1.73m2 and have eliminated the original Part B profiling portion of the study. Lastly, the study periods will be reduced from eight weeks to four weeks which we believe will provide ample time to demonstrate clinical benefit on BP reduction and kidney benefit. The primary endpoint remains change in systolic BP and an exploratory endpoint is percent change from baseline in 24-hour urinary albumin creatinine ratio at week four. As this is an exploratory trial, interim data analyses may be conducted at one or more points in time. Topline data from this trial continues to be anticipated between the fourth quarter of 2024 and the first quarter of 2025.
Background of Hypertension
In healthy individuals, normal BP, also known as peripheral blood pressure, is below 130 over 80, meaning the pressure measurement is lower than 130 mmHg when the heart is contracting (systolic BP) and at or below 80 mmHg when the heart is relaxed (diastolic BP). Sustained, elevated BP, or hypertension, can result in increased chances of life-threatening complications such as heart disease, stroke, or kidney disease, among others.
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
•ACE inhibitors, which inhibit the renin-angiotensin aldosterone system (RAAS) axis by blocking the action of ACE in the lungs, which converts angiotensin I to angiotensin II;
•ARBs, which block the effects of angiotensin II at the level of the angiotensin receptor;

•Calcium channel blockers, which slow cardiac contractions and relax arteries by preventing calcium from entering the cells of the heart and arteries; and
•Beta blockers, which cause the heart to beat more slowly and with less force, which lowers BP.
Despite numerous available treatment options, the majority of hypertensive patients require multiple therapies to achieve their target BP. Evidence demonstrates that adding a second- or third-line antihypertensive agent typically provides an additional 6 to 7 mmHg reduction in systolic BP. However, the incremental reduction in systolic BP provided by successive lines of treatment does not always adequately enable patients to reach their BP goal. Therefore, many patients require three, four, or more antihypertensive agents in an attempt to achieve their target BP. In addition, while hypertension is an asymptomatic disease, many of the currently available treatments have side effects and tolerability issues, which may limit their use. For example, patients taking ACE inhibitors often develop a chronic cough and those taking beta blockers often experience lethargy.
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
In a healthy person, homeostatic balance is maintained via a feedback loop called the RAAS. Renin is a key enzyme that is released by the kidneys when they sense changes in BP to control the production of aldosterone, in order to help the kidneys regulate water and salt levels in the body. In a normal physiological state, aldosterone production increases when BP is too low and decreases when BP is too high. This is considered renin-dependent hypertension due to the linkage of renin levels to aldosterone production.
In addition to the self-regulated RAAS, there are other pathways that drive aldosterone production. Evolving information about hormone regulation of visceral adipocytes and the adrenal gland supports the hypothesis that adipokines, specifically elevated leptin and reduced adiponectin, can affect aldosterone and renin, respectively. The net result is an increase in aldosterone and prevention of the normal feedback inhibition of renin. This is considered renin-independent aldosterone production and is due to dysregulated systems biology, which is often prevalent in an obese population.

Overview of Renin-Dependent and Renin-Independent Aldosterone Production
Elevated aldosterone also causes insulin resistance, inflammation and fibrosis of the heart, fibrosis and remodeling of blood vessels, and tubulointerstitial fibrosis and glomerular injury in the kidney. Aldosterone excess is believed to lead to a higher risk of stroke, kidney damage, congestive heart failure, and heart attack, compared to high BP alone. Many of these symptoms are often comorbidities in an obese population.
Many of the therapies designed to address hypertension, such as ACE inhibitors, ARBs, beta blockers, calcium channel blockers, and diuretics, were developed and introduced several decades ago when the incidence of obesity was below 20% and abnormal aldosterone production affected less than 10% of the U.S. population. The increasing prevalence of obesity and hypertension, driven by the renin-independent axis, has resulted in higher incidences of uHTN and rHTN. Currently available therapies are generally effective in managing renin-dependent hypertension; however, they fail to adequately address the shifting biology of hypertension today. For example, ACE inhibitors and ARBs indirectly reduce aldosterone levels, but up to 40% of treated patients experience “aldosterone breakthrough,” whereby their aldosterone levels return to normal or higher levels and result in elevated BP.

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
The approach of blocking the synthesis of aldosterone and reducing plasma aldosterone levels is thought to be a preferable approach versus the use of MRAs that block the action of aldosterone at the MR. The task of creating a safe and effective ASI can be technically challenging because the major enzymes in the synthesis of aldosterone and cortisol share a high degree of amino acid sequence similarity. While challenging to develop, there are currently four ASIs (including lorundrostat) in advanced clinical development in conditions including hypertension, primary aldosteronism, and CKD.
Our Product Candidate, Lorundrostat
Our product candidate, lorundrostat, is a proprietary, orally administered, highly selective ASI designed to reduce aldosterone levels by inhibiting CYP11B2, the enzyme responsible for producing the hormone. We are initially developing lorundrostat for the treatment of hypertension and have completed Target-HTN, our initial Phase 2 proof-of-concept clinical trial. In this trial, lorundrostat was well tolerated and demonstrated compelling clinical results, and once-daily dosing flexibility. The observed 10 to 12 hour half-life of lorundrostat has the potential to normalize aldosterone levels to provide a clinically meaningful reduction in BP and to flexibly manage the challenges of elevated serum potassium. We believe that lorundrostat’s profile may be compelling based on the following attributes:
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
•High Selectivity: Phase 1 and Phase 2 clinical data demonstrated high aldosterone selectivity with no cortisol suppression and no incidence of adrenal insufficiency, as anticipated by the 374 to 1 inhibitory effect on the CYP11B2 enzyme compared to the CYP11B1 enzyme, which is responsible for synthesizing cortisol;
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
In April 2023, we initiated our first pivotal trial, Advance-HTN, a randomized, double-blind, placebo-controlled Phase 2 clinical trial to evaluate the safety and efficacy of lorundrostat for the treatment of uHTN or rHTN, when used as an add-on therapy to a standardized background treatment of two or three antihypertensive medications in 261 adult subjects. Subjects who meet screening criteria have their existing hypertension medications discontinued and start on a standard regimen of an ARB and a diuretic, if previously on two medications, or a standard regimen of ARB, diuretic and calcium channel blocker if previously on three to five medications. Subjects who remain hypertensive, despite the standardized regimen are then randomized into three cohorts and treated for twelve weeks: lorundrostat 50 mg QD, lorundrostat 50 mg QD and an option to titrate to 100 mg QD at week four based on defined criteria or placebo. The primary endpoint of the trial will be change in 24-hour ambulatory systolic BP at week twelve from baseline for active cohorts versus placebo. Topline data from this trial is anticipated in the fourth quarter of 2024. In December 2023, we also initiated our second pivotal trial, Launch-HTN, a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate the safety and efficacy of lorundrostat for the treatment of uHTN or rHTN, when used as an add-on therapy to their existing, prescribed background treatment of two to five antihypertensive medications in up to approximately 1,000 adult subjects. Subjects are then randomized into three cohorts and treated for twelve weeks: lorundrostat 50 mg QD, lorundrostat 50 mg QD and an option to titrate to 100 mg QD at week six based on defined criteria or placebo. The primary endpoint of the trial will be change in office measured systolic BP at week twelve from baseline for active cohorts versus placebo. Topline data from this trial is expected in the second half of 2025. In mid-2023, we initiated an open-label extension trial to allow subjects to continue to receive lorundrostat and obtain long-term safety and efficacy data. All subjects in the pivotal hypertension program, including the Advance-HTN and Launch-HTN trials, as well as the Explore-CKD trial, will be given the opportunity to participate in the extension trial.
The Explore-CKD trial is designed to evaluate lorundrostat in hypertensive subjects with Stage 2 to 3b CKD. The Phase 2 clinical trial is being modified from its original design to enroll both naïve to and patients on SGLT2 inhibitors. This change reflects how SGLT2 inhibitors have quickly become standard of care for patients with CKD. We will also have all study participants stay on an SGLT2 inhibitor throughout the course of the trial. We have also decided to lower the eGFR criteria for the proof-of-concept study from 45ml/min/1.73m2 to 30ml/min/1.73m2 and have eliminated the original Part B profiling portion of the study. Lastly, the study periods will be reduced from eight weeks to four weeks which we believe will provide ample time to demonstrate clinical benefit on BP reduction and kidney benefit. The primary endpoint remains change in systolic BP and an exploratory endpoint is percent change from baseline in 24-hour urinary albumin creatinine ratio at week four. As this is an exploratory trial, interim data analyses may be conducted at one or more points in time. Topline data from this trial continues to be anticipated between the fourth quarter of 2024 and the first quarter of 2025.
Target-HTN Phase 2 Clinical Trial
Target-HTN was a two-part Phase 2 randomized, double-blind, placebo-controlled, dose-ranging, multi-center trial designed to evaluate the safety, efficacy, and tolerability of orally administered lorundrostat for the treatment of uHTN and rHTN when used as an add-on therapy to stable background treatment of two or more antihypertensive medications in 200 males and females. The trial was conducted in the United States.
The trial was conducted in two parts. In Part 1, subjects were initially pre-screened for a period of up to two weeks with a requirement for their systolic/diastolic BP to be over 130/80 mmHg with the use of two or more background medications indicated for hypertension such as ACE inhibitors, ARBs, calcium channel blockers, or diuretics. Subjects in Part 1 were also required to have low-renin hypertension defined as hypertension with a plasma renin activity level of 1.0 ng/mL/h or less. Subjects were excluded if they were taking an MRA or sodium channel blocker. Once subjects met the prescreening criteria, they were followed for two weeks during a blinded, placebo run-in period where their elevated BP was reconfirmed while compliant on background medication and placebo. If patients were compliant on their background medication and continued to have BP above 130/80 mmHg, subjects were randomized into five active cohorts and one placebo cohort. Subjects were dosed for eight weeks, then, upon withdrawal of study medication, followed for another four weeks.
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
Part 2 was designed to study the effect of lorundrostat in subjects with normal-to-high renin levels, and we selected 100 mg QD as the dose to study based on its efficacy and safety as demonstrated in the interim analysis. Subjects enrolled in Part 2 were randomized to either 100 mg of lorundrostat once-daily (n=31) or placebo (n=6) to preserve the blinded randomization of the trial. The Part 2 subjects followed the same study conduct as Part 1 subjects, with the exception of the follow-up period, which was shortened from four weeks to two weeks.
The primary endpoint of Target-HTN was change in seated, pre-dose morning systolic BP at week 8 versus baseline reading as measured by AOBP. The pre-planned analysis of the primary endpoint was an MMRM. Between Part 1 and Part 2, 100 mg QD, the pre-planned comparison of the primary endpoint was an unpaired, two-tailed T-test, using the observed change from baseline to week 8. Secondary endpoints included 24-hour ABPM change at week 8 versus baseline, diastolic BP change at week 8 versus baseline, and proportion of subjects achieving BP goal at week 8. For the purpose of evaluating safety, findings from the 100 mg QD cohorts from Parts 1 and 2 were pooled.
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
A further predefined objective of this trial was to evaluate potential predictors of clinical response to lorundrostat. There was no consistent difference in clinical response to lorundrostat observed based on gender, race, age, or number of baseline antihypertensive medicines. Our analysis of the clinical results demonstrated the following determinants to be positively correlated to clinical response:
•Obesity. Hypertensive subjects with a BMI ≥30 kg/m2 demonstrated a significant reduction of systolic BP with a placebo-adjusted reduction of 16.7 mmHg with 50 mg QD and a reduction of 12.3 mmHg with 100 mg QD in Part 1 of the study. The obesity finding, in particular, lends support to our hypothesis of the linkage between obesity-leptin-aldosterone axis and hypertension; and
•Use of diuretics. Subjects taking a diuretic as a part of their background regimen demonstrated a significant reduction of systolic BP with a placebo-adjusted reduction of 12.9 mmHg with 50 mg QD and 10.0 mmHg with 100 mg QD in Part 1 of the study.

Placebo-Adjusted Improvement in Systolic BP by Responder Determinant
During two periods of time in the study, the week prior to randomization and the last week of study drug treatment, subjects were required to wear a device that captures BP readings multiple times per hour over a 24-hour period. This measurement provides a more complete picture of the patient’s hypertension status than in-office measurements and eliminates the impact of the phenomenon known as “white coat” hypertension, which occurs when BP readings at a healthcare provider’s office are higher than in other settings such as at home. The change in 24-hour systolic ABPM from baseline to week 7 or 8 for the Part 1 100 mg QD cohort, demonstrated an 8.1 mmHg observed mean placebo-adjusted reduction in systolic BP. The ABPM response in the 50 mg QD was complicated by evidence of “white coat” hypertension, but after eliminating data from individuals who were not hypertensive, as measured by ABPM, there was evidence of a 10.5 mmHg observed mean placebo-adjusted reduction in systolic BP in individuals who were hypertensive as measured by ABPM (the 50mg QD hypertensive ABPM set). The average overnight BP reduction in the 100 mg QD cohort was an observed mean placebo-adjusted reduction of 8.0 mmHg and in the 50 mg QD hypertensive ABPM set there was an observed mean placebo-adjusted reduction of 4.1 mmHg.
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
•Hyponatremia (serum sodium < 135 mmol/L): Severe hyponatremia, possibly related to study medication, was seen in one subject with preexisting hyponatremia, and was reversible after drug discontinuation; and
•Hyperkalemia (serum potassium > 5.1 mmol/L): There was an expected, dose-dependent increase in serum potassium, though the majority of subjects maintained a serum potassium in the normal range. The two active, once-daily doses saw modest increases in potassium levels across the cohorts of 0.25 mmol/L with the 50 mg QD and 0.29 mmol/L with the 100 mg QD dose. Six subjects across the five active dose cohorts experienced an isolated instance of elevated potassium above 6 mmol/L (two were deemed to be a factitious reading, three worsening of pre-existing hyperkalemia and one was a confirmed de-novo episode of hyperkalemia). Consistent with the short terminal elimination half-life of lorundrostat, all episodes were rapidly reversible after per protocol dose reduction, temporarily holding study medication, or treatment discontinuation. An independent data safety monitoring board expressed no concerns about the effect of lorundrostat on serum potassium in the Target-HTN trial.
Based on the totality of available data, there have been no safety concerns that prompted changes to the Investigator's Brochure or protocol. Three SAEs, including one event of chest pain, one event of metastases to peritoneum, and one event of hyponatremia, were reported and treatment was discontinued. Hyponatremia was assessed as possibly related to the study drug. The other two events were assessed as unrelated to the study drug. To date, the most frequent non-serious AEs reported, defined as events with five or more affected subjects, including the placebo group, were related to hyperkalemia – all determinations above the upper limit of normal of 5.1 mmol/L (23.3%), decreased glomerular filtration (6.8%), urinary tract infections (5.3%) and hypertension (3.8%). In some of the hyperkalemia events, study treatment was dose adjusted temporarily or permanently discontinued according to safety guidelines in the protocol.
Pharmacokinetics
The 24-hour exposure/response relationship for systolic BP at week 8 across treatment groups suggests QD dosing up to 100 mg. The trial results suggest a minimal effective dose between 12.5 mg/24 hours and 25 mg/24 hours (12.5mg BID) and a maximum efficacious dose of 50 mg to 100 mg QD for lorundrostat. All doses in excess of 12.5 mg QD are active doses, which is to be expected. Given the relatively short half-life of lorundrostat, the group mean exposure in the 25 mg BID and 50 mg QD cohorts was similar, suggesting little drug accumulation. The comparable efficacy of the 25 mg BID and 50 mg QD cohorts suggests that once-daily dosing is sufficient to achieve maximum BP reduction.
Exposure Versus Change in Systolic BP
Phase 1 Clinical Trial Results
The Phase 1 program of lorundrostat consisted of a randomized, double-blind, placebo-controlled, first-in-human trial to determine the safety, tolerability, pharmacokinetics, and pharmacodynamics of single and multiple ascending doses (MAD) of lorundrostat in healthy subjects, including the effect of gender and age on the pharmacokinetics of a single dose of lorundrostat in healthy subjects. This trial was conducted by Mitsubishi Tanabe in the Netherlands and the trial data was used to support our open investigational new drug application (IND), under which our current lorundrostat development program is being conducted. We submitted the IND in February 2021, which was allowed to proceed by the FDA in March 2021.
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
The high selectivity of lorundrostat was demonstrated in both the single ascending dose (SAD) and MAD parts of this trial. It was shown that lorundrostat decreased plasma aldosterone concentration in a dose-dependent manner in the SAD portion of the trial with a 36-77% reduction in 24-hour serum aldosterone at doses ranging from 5 mg to 800 mg. This finding was further validated in the MAD part of the trial with 40 mg, 120 mg, and 360 mg reducing 24-hour serum aldosterone in a dose-dependent manner. In the SAD trial, lorundrostat did not inhibit cortisol production across the range of doses and in the MAD study cortisol was not inhibited even with adrenocorticotropic hormone (ACTH) cortisol stimulation challenge on day six. The results of this trial demonstrated the selectivity for aldosterone synthase with lorundrostat.
This study also assessed the effect of single and multiple doses of lorundrostat on QT prolongation and lorundrostat did not have a clinically relevant, dose-dependent effect. The FDA has accepted this data and granted a thorough QT study waiver.

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
We have also completed drug interaction studies with lorundrostat with metformin, esomeprazole, itraconazole, and carbamazepine. The metformin study was completed based on the possible inhibition of the MATE1 transporter by lorundrostat. This trial demonstrated that lorundrostat has little effect on plasma exposure of metformin. The DDI study with esomeprazole was conducted to evaluate the effect of varying gastric pH levels on the absorption and availability of lorundrostat. As anticipated for lorundrostat, which is a weak base, there was reduced absorption in the alkaline gastric environment produced by the proton pump inhibitor (PPI). The DDI study with itraconazole was conducted to evaluate the effect of strong cytochrome P450 (CYP450) 3A4 inhibition on the exposure of lorundrostat. As anticipated, there was a minimal increase in lorundrostat exposure when co-administered with a strong CYP3A4 inhibitor. The DDI study with carbamazepine was conducted to evaluate the effect of strong CYP3A4 induction on the exposure of lorundrostat. As anticipated, the plasma exposure of lorundrostat was decreased when co-administered with a strong CYP3A4 inducer. Further studies will be performed to provide labeling guidelines for timing vis-à-vis meals or dose-adjustment of lorundrostat for individuals using a PPI. Additional studies will be performed with using digoxin and rosuvastatin to assess potential transporter interactions with lorundrostat.
A Phase 1, open-label, parallel design study to evaluate the pharmacokinetics of lorundrostat in subjects with normal renal function (eGFR ≥ 90 mL/min/1.73 m2) and subjects with severe renal impairment (eGFR < 30 mL/min/1.73 m2) has been completed. Based on the results of this trial, there was no statistically significant effect of severe renal impairment on the pharmacokinetics of lorundrostat.
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
Our Team and Investors
Founded by Catalys Pacific in 2019, we are led by an experienced management team with diverse backgrounds and significant experience in drug discovery, development, and company building. Our management team consists of industry veterans with extensive experience at pharmaceutical companies such as Amgen, Aventis, Cephalon, Novartis, ProQR, Sanifit, Teva, Vertex, Roche, Jounce, and Affamed. Together, our team has a proven track record in the discovery, development, and commercialization of numerous approved therapeutics.
Since inception, we have raised approximately $498.8 million of capital from various investors, which includes $220.8 million raised in our initial public offering that occurred on February 14, 2023 from the sale of 13,800,000 shares of our common stock at $16.00 per share initial public offering (IPO) and $120.0 million raised in a private offering in February 2024 from the sale of 8,888,924 aggregate shares of our common stock and pre-funded warrants at an aggregate price of $13.50 per share.
License Agreement with Mitsubishi Tanabe
In July 2020, we entered into the Mitsubishi License with Mitsubishi Tanabe, pursuant to which Mitsubishi Tanabe granted us an exclusive, worldwide, royalty-bearing, sublicensable license under Mitsubishi Tanabe’s patent and other intellectual property rights to exploit products incorporating lorundrostat (formerly MT-4129) (Lorundrostat Products) for the prevention, treatment, diagnosis, detection, monitoring or predisposition testing with respect to indications, diseases and conditions in humans (the Field). Pursuant to the Mitsubishi License, we paid Mitsubishi Tanabe a $1.0 million upfront fee and development milestone payments of $9.0 million in the aggregate. We have remaining obligations to pay Mitsubishi Tanabe commercial milestone payments of up to $155.0 million in the aggregate upon first commercial sale and upon meeting certain annual sales targets, as well as additional commercial milestone payments of up to $10.0 million for a second indication. Additionally, we are obligated to pay Mitsubishi Tanabe tiered royalties at percentages ranging from the mid-single digits to ten percent (10%) of aggregate net sales of each Lorundrostat Product on a Lorundrostat Product-by-Lorundrostat Product and country-by-country basis, until the later of (i) the expiration of the last-to-expire valid Mitsubishi Tanabe patent claim covering a Lorundrostat Product, (ii) ten years from the first commercial sale of a Lorundrostat Product, or (iii) the expiration of regulatory exclusivity in such country. Such royalties are subject to reduction under specified conditions, including lack of patent coverage and generic competition.
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
Sales and Marketing
We have not yet defined our sales, marketing, or product distribution strategy for lorundrostat because it is still in clinical development. Our commercial strategy may include the use of strategic partners, distributors, a contract sales force, or the establishment of our own commercial sales force. We plan to further evaluate these alternatives as we approach approval for lorundrostat, if any.
Competition
The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary and novel products and product candidates. Lorundrostat, if approved, may address multiple markets. Ultimately, the disease(s) lorundrostat targets and for which it may receive marketing authorization will determine our competition. There are competing programs under development by other companies for our initially targeted indication of hypertension. Lorundrostat, if approved, will have to compete with existing therapies and new therapies that may become available in the future. We face potential competition from many different sources, including larger and better-funded pharmaceutical, biopharmaceutical, biotechnological, and therapeutics companies. In many cases, the companies with competing programs will have access to greater financial, technical, manufacturing, marketing, sales, and supply resources, will have more expertise and experience than us, and may be more advanced in those programs. Moreover, we may also compete with universities and other research institutions that may be active in research in our target indications and could be in direct competition with us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
We believe our current and future competition can be grouped into three broad categories:
•companies working to develop ASIs, including AstraZeneca, Boehringer Ingelheim, Damian Pharma and JIXING;
•companies with product candidates with other mechanisms of action, such as non-steroidal MRAs and angiotensinogen directed therapies, including Alnylam, Idorsia, Ionis, Novo Nordisk, Quantum Genomics, and Sihuan Pharmaceutical Holdings Group, Roche; and
•companies commercializing standard-of-care antihypertensive agents, such as ACE inhibitors, ARBs, thiazide diuretics, calcium channel blockers, and MRAs, many of which are available as generic medicines at very low prices including AstraZeneca, Bayer, Johnson & Johnson, Merck, Novartis, and Pfizer.
If we successfully obtain approval for lorundrostat or any future product candidate, we believe that the key competitive factors that will affect the success of lorundrostat will be efficacy, safety, tolerability, convenience, price, and the availability of reimbursement from government and other third-party payors relative to such competing products. Our commercial opportunity could be reduced or eliminated if its competitors have products that are superior in one or more of these categories.
Intellectual Property
Intellectual property, including patents, trade secrets, know-how, trademarks, and copyrights, is important to our business. Our commercial success depends in part on our ability to obtain and maintain proprietary intellectual property protection for our clinical-stage product candidate, lorundrostat, as well as for future product candidates and novel discoveries, product development technologies, and know-how. Our commercial success also depends in part on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to develop and maintain protection of our proprietary position by, among other methods, licensing or filing U.S. and foreign patents and applications relating to our product candidates, technology, inventions, and improvements that are important to the development and implementation of our business.
Our patent portfolio is built with the goal of establishing broad protection that generally includes, for the product candidate compound, claims directed to composition of matter, pharmaceutical compositions or formulations, methods of synthesis, and methods of treatment using such pharmaceutical compositions or formulations. We are seeking and maintaining patent protection in the United States and key foreign jurisdictions where we intend to market lorundrostat. Our patent portfolio includes a combination of patents and pending patent applications solely owned by us, patents and pending patent applications licensed from Mitsubishi Tanabe, and pending patent applications jointly owned with Mitsubishi Tanabe. As of February 16, 2023, our patent portfolio comprises 11 distinct patent families protecting our technology relating to lorundrostat and its synthetic intermediates, methods of synthesizing lorundrostat and related compounds, various formulations of lorundrostat products, as well as methods of treating diseases with lorundrostat and related compounds. As of February 16, 2023, our portfolio of exclusively licensed patents and pending patent applications consists of four granted U.S. patents; one pending U.S. patent application; one granted European patent that has been validated in Austria, Belgium, Czechia, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Liechtenstein, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Turkey, and the United Kingdom; one granted European patent that has been validated in France, Germany, Italy, Spain, and the United Kingdom; two pending European patent applications; four granted Japanese patents; one pending Japanese patent application; one granted Canadian patent; one pending Canadian patent application; one granted Australian patent; three pending Brazilian applications; one granted Chinese patent; one pending Chinese patent application; one pending Israeli patent application; one granted Indian patent; one granted Indonesian patent; one granted Korean patent; one pending Korean patent application; one granted Malaysian patent; one granted Mexican patent; two granted Russian patents; one granted Singaporean patent; one granted Taiwanese patent; one pending Thai application; and one granted Vietnamese patent.
Our portfolio of wholly owned pending patent applications consists of one pending European patent application; one pending Japanese patent application, one pending U.S. patent application; two pending PCT International Applications; two pending Taiwanese patent applications; and four pending U.S. provisional patent applications.
Our portfolio of jointly owned pending patent applications consists of one pending Chinese patent application; one pending European patent application; one pending Indonesian patent application; one pending Japanese patent application; one pending Malaysian patent application; one pending Chinese patent application; one pending Korean patent application; one pending Philippines patent application; one pending Singaporean patent application; one pending U.S. patent application; one pending Vietnamese patent application; and one pending PCT International Application.
Granted patents and pending applications in our portfolio of exclusively licensed patents and pending patent applications, if granted, have nominal expiration dates ranging from 2035 to about 2042, without accounting for any available patent term adjustments or extensions. Pending applications in our portfolio of wholly and jointly owned pending patent applications have nominal expiration dates ranging from 2041 to about 2042, without accounting for any available patent term adjustments or extensions. If filed and subsequently granted, patent applications claiming priority to pending U.S. Provisional Applications in our portfolio of wholly and jointly owned pending patent applications will have expiration dates ranging from 2042 to about 2044, without accounting for any available patent term adjustments or extensions.
The term of individual patents in our portfolio depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent may be eligible for patent term adjustment, which permits patent term restoration as compensation for delays incurred at the United States Patent and Trademark Office (USPTO) during the patent prosecution process. In addition, for patents that cover an FDA-approved drug, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. While the length of the patent term extension is related to the length of time the drug is under regulatory review, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent per approved drug may be extended under the Hatch-Waxman Act. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek any available patent term extension to any granted patents we may be granted in any jurisdiction where such extensions are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.
The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. The relevant patent laws and their interpretation outside of the United States are also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. We cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use or manufacture of those products. Moreover, granted patents do not guarantee the right to practice our technology in relation to the commercialization of our products. Granted patents only allow us to block potential competitors from practicing the claimed inventions of the granted patents.
Further, patents and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and our granted patents may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any granted patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any granted patents. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.
We may also rely on trade secrets relating to our discovery programs and product candidates, and seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us, and for employees and consultants to enter into invention assignment agreements with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Where applicable, the agreements provide that all inventions to which the individual contributed as an inventor shall be assigned to us, and as such, will become our property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.
Further, we have and will continue to pursue trademark protection for our company name and brand. As of December 27, 2022, we owned four registered trademarks in the United States and foreign jurisdictions relating to the registered trademark “MINERALYS.”
Government Regulation
Government authorities in the United States, at the federal, state, and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the new drug application (NDA) or biologics license application (BLA) process before it may be legally marketed in the United States.
U.S. Drug Development Process
In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (FDCA), the Public Health Service (PHS) Act, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies, and formulation studies in accordance with Good Laboratory Practice regulations (GLPs) and other applicable regulations;
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
•submission to the FDA of an NDA or BLA after completion of all pivotal trials;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (cGMP) requirements to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality, and purity, and of potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
•FDA review and approval of the NDA or BLA to permit commercial marketing of the product for particular indications for use in the United States.
Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational drug product (including biological products) to humans. An IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the trial includes an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about ongoing or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

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
Furthermore, an independent IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated checkpoints based on access to certain data from the trial. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries, including clinicaltrials.gov.
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1:    The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion and, if possible, to gain an early indication of its effectiveness.
•Phase 2:    The product candidate is administered to a limited patient population with a specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases, and to determine dosage tolerance and appropriate dosage.
•Phase 3:    The product candidate is administered to an expanded patient population to further evaluate dosage, to provide substantial evidence of efficacy, and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide an adequate basis for product labeling.
Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA/BLA.
During the development of a new drug or biologic, sponsors are given opportunities to meet with the FDA at certain points. Generally, these points may be prior to submission of an IND, at the end of Phase 2, and before an NDA/BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development.
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMPs. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
U.S. Review and Approval Process
The results of product development, preclinical and other nonclinical studies, and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry, strength and purity of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA/BLA requesting approval to market the product. The submission of an NDA/BLA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.
The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA/BLA for filing. In this event, the NDA/BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, safety and efficacy (NDA)/safety, purity, and potency (BLA) for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength/potency, quality, and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA/BLA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted.
The FDA may refer an application for a novel drug or therapeutic biological product to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates, and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA/BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. Additionally, before approving an NDA/BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCPs.
After the FDA evaluates a marketing application and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the NDA/BLA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies, or manufacturing. If a CRL is issued, the applicant must resubmit the NDA/BLA to address all of the deficiencies identified in the letter or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA/BLA does not satisfy the criteria for approval.
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA/BLA approval, and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy (REMS), to assure the safe use of the drug. If the FDA concludes a REMS is needed, the applicant of the NDA/BLA must submit a proposed REMS. The FDA will not approve the marketing application without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of products.
In addition, the Pediatric Research Equity Act (PREA) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs and BLAs, and supplements to them, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current, or submit a request for approval of a pediatric formulation.
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA or BLA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. However, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a competing product for seven years if a competitor obtains approval of the “same drug,” as defined by the FDA, or if a product candidate is determined to be contained within the competitor’s product for the same disease or condition. In addition, if an orphan-designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.
Expedited Development and Review Programs
The FDA has a number of programs intended to expedite the development or review of a marketing application for a new drug. For example, the fast track designation program is intended to expedite or facilitate the process of developing and reviewing product candidates that meet certain criteria. Specifically, investigational drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA or BLA is submitted, the product candidate may be eligible for priority review. With regard to a fast track product candidate, the FDA may review sections of a marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon first submission of the section(s) of the NDA/BLA.
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
Any product candidate submitted to the FDA for approval, including a product candidate with a fast track designation or breakthrough designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. An NDA/BLA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for standard review under its current PDUFA review goals.
In addition, a product candidate may be eligible for accelerated approval. Drug products (including biologics) intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials. Drugs receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory trials in a timely manner or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition of accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
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
Post-Approval Requirements
Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, supply chain security, reporting of permanent discontinuance or interruptions in supply, other periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications, certain manufacturing changes, and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws and regulations. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of requirements for post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;
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
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases, and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.
In addition, the FDA closely regulates the marketing, labeling, advertising, and promotion of drug products. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of off-label use of their products.

Marketing Exclusivity
Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. In the context of smaller molecule new drugs, the FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA), or an NDA submitted under Section 505(b)(2) (505(b)(2) NDA) submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.
The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct, or obtain a right of reference to, all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
In the context of biological products, Section 351 of the PHS Act provides 12 years of market exclusivity from the date of first licensure of a reference product. During the first four years of the period of exclusivity, the FDA may not accept for review an application for license to market a biosimilar product. Any approved biosimilar licenses may not be made effective until expiration of the 12-year marketing exclusivity period of the reference product. The approvability of an abbreviated BLA for biosimilar products is presently delinked from the various processes for resolving patent disputes.
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
Other Healthcare Laws
Pharmaceutical companies and developers and manufacturers of therapeutic biological products are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research as well as sell, market, and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security, and physician and other healthcare provider transparency laws and regulations. If our significant operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment.

Coverage and Reimbursement
Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance, and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. The coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. These third-party payors are increasingly reducing reimbursements for medical products, drugs, and services. In addition, the U.S. government, state legislatures, and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.
Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments, and changes to fraud and abuse laws. By way of example, the ACA:
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
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, proposed and enacted legislation, and executive orders issued by the President designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Employees
As of December 31, 2023, we had 28 full-time employees, of whom 22 were primarily engaged in research and development. None of our employees are represented by a labor union, and we consider our employee relations to be good.
Legal Proceedings
We are not currently a party to any material proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm, and other factors.
Corporate Information
We were incorporated under the laws of the State of Delaware in May 2019 as Catalys SC1, Inc. and we subsequently changed our name to Mineralys Therapeutics, Inc. Our mailing address is 150 N. Radnor Chester Rd, Suite F200, Radnor, PA 19087 and our telephone number is 888-378-6240.
Available Information
Our website address is www.mineralystx.com. Our investor relations website is located at https://ir.mineralystx.com. We make available free of charge on our investor relations website under “SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our directors’ and officers’ Section 16 reports, and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the U.S. Securities and Exchange Commission (the SEC). They are also available for free on the SEC’s website at www.sec.gov.
We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. Information relating to our corporate governance is also included on our investor relations website. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing.
Information about our Executive Officers
The following table sets forth information concerning our executive officers.

Name	Age	Position
Jon Congleton	60	Chief Executive Officer and Director
Adam Levy	46	Chief Financial Officer and Secretary
David Rodman, M.D.	68	Chief Medical Officer
Jon Congleton has served as our Chief Executive Officer and as a member of our board of directors since November 2020. Prior to joining us, Mr. Congleton was the Chief Executive Officer of Impel NeuroPharma, Inc. from September 2017 to May 2020. Prior to that, he served as the Chief Executive Officer and as a director of Nivalis Therapeutics, Inc. from January 2015 to February 2017. Mr. Congleton was previously at Teva Pharmaceutical Industries, Ltd. (Teva) where over 18 years he held positions in general management and global strategic marketing, including Senior Vice President of Teva’s Global Central Nervous System Disorders from April 2013 to December 2014, Senior Vice President of the Global Medicine Group from November 2011 to April 2013, and General Manager of Teva Neuroscience, Inc. in the United States. Prior to joining Teva, Mr. Congleton spent ten years in a variety of commercial roles with predecessor companies of Sanofi. Mr. Congleton earned a B.S. in marketing from Kansas State University. Mr. Congleton’s knowledge of our business and his extensive executive experience at multiple biopharmaceutical companies contributed to our board of directors’ conclusion that he should serve as a director of our company.
Adam Levy has served as our Chief Financial Officer since March 2022 and as our and Chief Business Officer from March 2022 through January 4, 2024. Mr. Levy also serves as a member of the board of directors of Praxis Bioresearch. Prior to joining Mineralys, he was the Chief Financial Officer at Sanifit Therapeutics until the company was acquired by Vifor Pharma in 2022. Previously, Adam served as the Chief Business Officer at Brickell Biotech from 2019 to 2020 and led the organization’s financial operations transition as it became a publicly listed company on Nasdaq. Prior to that, he served as the Chief Business Officer at miRagen Therapeutics from 2016 to 2019, where he was responsible for a variety of functions including financial strategy, investor relations, business development, legal affairs, intellectual property, project and program management, and human resources. Between 2000 and 2016, Mr. Levy held multiple investment banking positions at Merrill Lynch, Jefferies Group, and Wedbush Securities. Mr. Levy received a B.S. in Business Management and Marketing from Cornell University.
David Rodman, M.D. has served as our Chief Medical Officer since January 2021. Previously, Dr. Rodman served in various roles at miRagen, Vertex Pharmaceuticals Inc., and Novartis Institutes for BioMedical Research. Dr. Rodman was elected to the American Society for Clinical Investigation and named an Established Investigator and Fellow of the American Heart Association. Dr. Rodman received his medical degree from the University of Pennsylvania and was subsequently Board Certified in Internal Medicine, Pulmonary Medicine, and Critical Care Medicine at the University of Colorado.

Item 1A. Risk Factors
You should carefully consider the following risk factors, together with the other information contained in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition, and growth prospects. If that were to happen, the trading price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition.
Risks Related to Our Limited Operating History, Financial Position, and Capital Requirements
We have a limited operating history, have incurred significant operating losses since our inception, and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2019 and, to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing our product candidate, lorundrostat, establishing our intellectual property portfolio, and conducting research, preclinical studies, and clinical trials. We have not yet completed any pivotal clinical trials, obtained regulatory approvals, manufactured products at commercial scale or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any revenue since our inception. If lorundrostat is not successfully developed, approved, and commercialized, we may never generate significant revenue, if we generate any revenue at all. Our net losses were $71.9 million and $29.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $124.7 million. Substantially all of our losses have resulted from expenses incurred in connection with in-licensing intellectual property related to, and developing, lorundrostat and from general and administrative costs associated with our operations. Lorundrostat and any future product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize lorundrostat, seek to identify, assess, acquire, in-license intellectual property related to or develop additional product candidates, and operate as a public company.
To become and remain profitable, we must succeed in developing, obtaining regulatory approvals for, and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials and preclinical studies of lorundrostat and any future product candidates, acquiring additional product candidates, obtaining regulatory approval for lorundrostat and any future product candidates, and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates, achieve our strategic objectives, or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.
We will require substantial additional capital to finance our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our development programs, commercialization efforts, or other operations.
The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to substantially increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials for lorundrostat and potentially seek regulatory approval for lorundrostat and any future product candidates we may develop. In addition, if we are able to progress lorundrostat through development and commercialization, we will be required to make commercial milestone and royalty payments to Mitsubishi Tanabe from whom we have in-licensed intellectual property related to lorundrostat. If we obtain regulatory approval for lorundrostat or any future product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reliably estimate the actual amount of financing necessary to successfully complete the development and commercialization of lorundrostat or any future product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts.
Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will enable us to fund our operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Our existing capital may not be sufficient to complete development of lorundrostat, or any future product candidate, and we will require substantial capital in order to advance lorundrostat and any future product candidates through clinical trials, regulatory approval, and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from factors that include but are not limited to, inflation, geopolitical conflict in and around Ukraine, Israel, and other areas of the world, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts, or even cease operations. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop lorundrostat and any future product candidates.

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
•any delays and cost increases that may result from supply chain issues affected by any pandemics or geopolitical conflicts;
•the costs of obtaining, maintaining, enforcing, and protecting our patents and other intellectual property and proprietary rights;
•our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal control over financial reporting;
•the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, CMC quality, and commercial personnel;
•the timing and amount of the milestone, royalty, or other payments we must make to Mitsubishi Tanabe, from whom we have in-licensed lorundrostat, or any future licensors;
•the costs and timing of establishing or securing sales and marketing capabilities if lorundrostat or any future product candidate is approved;
•our ability to achieve sufficient market acceptance, coverage, and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
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
Conducting clinical trials and preclinical studies and potentially identifying future product candidates is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and commercialize lorundrostat or any future product candidates. If approved, lorundrostat and any future product candidates may not achieve commercial success. Our commercial revenue, if any, will initially be derived from sales of lorundrostat, which we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
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
If we raise additional funds through future collaborations, licenses, and other similar arrangements, we may be required to relinquish valuable rights to our future revenue streams, product candidates, research programs, intellectual property or proprietary technology, or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we would be required to delay, limit, reduce, or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we might otherwise prefer to develop and market ourselves, or on less favorable terms than we would otherwise choose.
Risks Related to the Development and Regulatory Approval of Our Product Candidates
We currently depend entirely on the success of lorundrostat, which is our only product candidate. If we are unable to advance lorundrostat in clinical development, obtain regulatory approval, and ultimately commercialize lorundrostat, or experience significant delays in doing so, our business will be materially harmed.
We currently only have one product candidate, lorundrostat, the intellectual property for which we have in-licensed and which is in clinical development. Our business presently depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize lorundrostat in a timely manner. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and may be able to better sustain the delay or failure of a lead product candidate. In addition, our assumptions about lorundrostat’s development potential are partially based on the data generated from preclinical studies and clinical trials conducted by our licensor, and we may observe materially and adversely different results as we continue to conduct our clinical trials. The success of lorundrostat will depend on several factors, including the following:
•successful initiation and enrollment of clinical trials and completion of clinical trials with favorable results;
•acceptance of regulatory submissions by the FDA or comparable foreign regulatory authorities for the conduct of preclinical studies and clinical trials of lorundrostat, including any proposed designs of any planned clinical studies and clinical trials of lorundrostat;
•the frequency and severity of adverse events in preclinical and clinical trials;
•maintaining relationships with preclinical vendors to ensure successful completion of preclinical studies with favorable results, including toxicology and other studies designed to be compliant with GLPs;

•maintaining and establishing relationships with contract research organizations (CROs) and clinical sites for the clinical development of lorundrostat, and ability of such CROs and clinical sites to comply with clinical trial protocols, current Good Clinical Practices (cGCPs), and other applicable requirements;
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
•establishing sales, marketing, and distribution capabilities and launching commercial sales of lorundrostat, if and when approved, whether alone or in collaboration with others;
•obtaining, establishing, maintaining, and enforcing patent and any potential trade secret protection or regulatory exclusivity for lorundrostat;
•maintaining an acceptable safety profile of lorundrostat following regulatory approval, if any;
•maintaining and growing an organization of people who can develop and, if approved, commercialize, market, and sell lorundrostat; and
•acceptance of our products, if approved, by patients, the medical community, and third-party payors.
If we are unable to develop, receive marketing approval for, and successfully commercialize lorundrostat, or if we experience delays as a result of any of the above factors or otherwise, our business would be significantly harmed.
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
The results from preclinical studies or clinical trials of a product candidate or a competitor’s product candidate in the same class may not predict the results of later clinical trials of our product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. For example, while we have completed the Target-HTN Phase 2 clinical trial of lorundrostat with 200 patients who had either completed eight weeks of treatment or withdrew from the trial, this population represents a small sample size relative to our targeted enrollment for our currently ongoing or future planned clinical trials. As a result, we do not know how lorundrostat will perform in currently ongoing or future clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on earlier clinical trials and preclinical studies, and many product candidates fail in clinical trials despite very promising early results. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; our product candidates may fail to demonstrate effectiveness or safety in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis, or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial. There can be no assurance that we will not suffer similar setbacks despite the data we observed in earlier or ongoing studies. Based on negative or inconclusive results, we or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.
As a result, we cannot be certain that our currently ongoing or future planned clinical trials and preclinical studies will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of lorundrostat in those and other indications, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or future clinical trials or preclinical studies could result in increased costs to us, delay or limit our ability to generate revenue, or adversely affect our commercial prospects.
Before obtaining marketing approval from regulatory authorities for the sale of lorundrostat or any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Before we can initiate clinical trials for any future product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls, and our proposed clinical trial protocol, as part of an IND or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our preclinical development programs. Moreover, even if we commence clinical trials, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion, or the termination or suspension, of our ongoing and planned clinical trials or preclinical studies for lorundrostat and any future product candidate could significantly affect our product development timelines and product development costs.
We do not know whether our current or future clinical trials and preclinical studies will begin on time or be completed on schedule, if at all. The commencement, data readouts, and completion of clinical trials, and preclinical studies can be delayed for a number of reasons, including delays related to:
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
•delays in identifying, recruiting, and training suitable clinical investigators;
•obtaining approval from one or more IRBs or ECs at clinical trial sites;
•IRBs/ECs refusing to approve, suspending, or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
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
•subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials due to movement restrictions, health reasons, or otherwise resulting from any pandemic or public health concerns;
•individuals choosing an alternative product for the indications for which we are developing lorundrostat or any future product candidates, or participating in competing clinical trials;
•lack of adequate funding to continue the clinical trials, preclinical trials, manufacturing, or incurring greater costs than we anticipate;
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
In addition, disruptions caused by any pandemic or geopolitical conflicts may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, or completing our currently ongoing or future clinical trials.

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations, or guidelines, and are subject to oversight by these governmental agencies and ECs or IRBs at the medical institutions where the clinical trials are conducted. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a data safety monitoring board for such trial, or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with GCP and other regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. For example, the IRB for the lorundrostat Phase 2 clinical trial terminated one of the clinical sites due to failure to comply with the study protocol and GCP. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing, or successful completion of a clinical trial.
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
In addition, many of the factors that cause, or lead to, the termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. We may make formulation or manufacturing changes to lorundrostat or any future product candidates, in which case we may need to conduct additional preclinical studies or clinical trials to bridge our modified product candidates to earlier versions. Any resulting delays to our clinical trials could shorten any period during which we may have the exclusive right to commercialize our product candidates. In such cases, our competitors may be able to bring products to market before we do, and the commercial viability of lorundrostat or any future product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition, and prospects.
We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties or delays enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
Successful and timely completion of clinical trials will require that we identify and enroll a specified number of patients for each of our clinical trials. We may not be able to initiate or continue clinical trials for lorundrostat or any future product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the

United States. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and characteristics of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the ability to obtain and maintain informed consents, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating as well as any product candidates under development. We will be required to identify and enroll a sufficient number of patients for each of our clinical trials and monitor such patients adequately during and after treatment. Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases that we are targeting, which could adversely impact the outcomes of our trials and could have safety concerns for the potential patients. Potential patients for any planned clinical trials may also not meet the entry criteria for such trials.
Additionally, other pharmaceutical companies targeting these same diseases are recruiting clinical trial patients from these patient populations, which may make it more difficult to fully enroll our clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and recruiting patients may prove costly. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants. If patients are unwilling or unable to participate in our trials for any reason, including the existence of concurrent clinical trials for similar target populations, the availability of approved or authorized therapies, or the fact that enrolling in our trials may prevent patients from taking a different product, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting trials, and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a specified number of patients for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and preclinical studies. Though we have entered into agreements governing their services, we will have limited influence over their actual performance.
We cannot assure you that our assumptions used in determining expected clinical trial timelines are correct or that we will not experience delays or difficulties in enrollment, or be required by the FDA or other regulatory authorities to increase our enrollment, which would result in the delay of completion of such trials beyond our expected timelines.
Use of lorundrostat or any future product candidates could be associated with adverse side effects, adverse events, or other properties or safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of an approved label, or result in other significant negative consequences that could severely harm our business, prospects, operating results, and financial condition.
As is the case with biopharmaceuticals generally, it is likely that there may be adverse side effects associated with lorundrostat or any future product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of expected or unexpected side effects or unexpected characteristics. Undesirable side effects caused by our product candidates when used alone or in combination with approved or investigational drugs could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label, or lead to the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences could severely harm our business, prospects, operating results, and financial condition.

Moreover, if lorundrostat or any future product candidates are associated with undesirable side effects in clinical trials or demonstrate characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify our development and clinical trial plans based on findings in our ongoing clinical trials. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compounds.
It is possible that as we test lorundrostat or any future product candidates in larger, longer, and more extensive clinical trials, including with different dosing regimens, or as the use of these product candidates becomes more widespread following any regulatory approval, more illnesses, injuries, discomforts, and other adverse events than were observed in earlier trials, as well as new conditions that did not occur or went undetected in previous trials, may be discovered. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition, and prospects significantly.
In addition, if lorundrostat or any future product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw, suspend, or limit approvals of such product, or seek an injunction against its manufacture or distribution;
•we may be required to recall a product or change the way such product is administered to patients;
•regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication;
•we may be required to change the way a product is distributed or administered, conduct additional clinical trials, change the labeling of a product, or be required to conduct additional post-marketing studies or surveillance;
•we could be sued and held liable for harm caused to patients;
•sales of the product may decrease significantly or the product could become less competitive; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.
We may not be successful in our efforts to investigate lorundrostat in additional indications. We may expend our limited resources to pursue, acquire, or license a new product candidate or a particular indication for lorundrostat and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on specific indications for lorundrostat. We may fail to generate additional clinical development opportunities for lorundrostat for a number of reasons, including that lorundrostat may in indications we are seeking or may seek in the future, on further study, be shown to have harmful side effects, limited to no efficacy, or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional potential indications. Our resource allocation and other decisions may cause us to fail to identify and capitalize on viable potential product candidates or additional indications for lorundrostat. Our spending on current and future research and development programs for new product candidates or additional indications for existing product candidates may not yield any commercially viable product candidates or indications. If we do not accurately evaluate the commercial potential or target market for a particular indication or product candidate, we may fail to develop such product candidate or indication, or relinquish valuable rights to that product candidate through collaborations, license agreements, and other similar arrangements in cases where it would have been more advantageous for us to retain sole development and commercialization rights to such indication or product candidate, or negotiate less advantageous terms for any such arrangements than is optimal.
Additionally, we may pursue additional in-licenses or acquisitions of development-stage assets or programs, which entails additional risk to us. Identifying, selecting, and acquiring promising product candidates requires substantial technical, financial, and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring, and developing products that ultimately do not provide a return on our investment.
We are conducting and intend to conduct some of our clinical trials for lorundrostat outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
We are conducting and intend to conduct one or more of our clinical trials for our lorundrostat product candidate outside the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. We are currently conducting and plan to conduct part of our future clinical program for lorundrostat in the European Union. While data from clinical trial sites in such countries will not serve as the sole basis for FDA approval, any foreign data we use as part of any NDA submission will be subject to the foregoing FDA requirements and standards. Many foreign regulatory authorities have similar approval requirements. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted, which may increase costs or time required to complete the clinical trial.
Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:
•additional foreign regulatory requirements;
•foreign exchange fluctuations;
•compliance with foreign manufacturing, customs, shipment, and storage requirements;

•inconsistent standards for reporting and evaluating clinical data and adverse events;
•diminished protection of intellectual property in some countries;
•political instability, civil unrest, war, or similar events that may jeopardize our ability to commence, conduct, or complete a clinical trial and evaluate resulting data; and
•any future pandemics or public health concerns.
Interim, topline, and preliminary data from our clinical trials and preclinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.
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
In addition, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability, or commercialization of the particular product candidate or product and our company in general. Moreover, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular drug, product candidate, or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, lorundrostat and any future product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
Changes in methods of product candidate manufacturing or formulation may result in additional costs or delays.
As product candidates progress through clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize safety, efficacy, yield, and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, the manufacturing process being used to produce clinical material for our planned clinical trials is different than that used in prior trials of lorundrostat. There can be no assurance that such changes will achieve these intended objectives. These changes and any future changes we may make to lorundrostat or any future product candidates may also cause such candidates to perform differently and affect the results of future clinical trials conducted with the altered materials. Such changes or related unfavorable clinical trial results could delay initiation or completion of additional clinical trials, require the conduct of bridging studies or clinical trials or the repetition of one or more studies or clinical trials, increase development costs, delay or prevent potential marketing approval, and jeopardize our ability to commercialize lorundrostat or any future product candidates, if approved, and generate revenue.
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in the future. If a prolonged government shutdown occurs, or if future global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Risks Related to Our Reliance on Third Parties
We heavily rely on our exclusive Mitsubishi License with Mitsubishi Tanabe to provide us with intellectual property rights to develop and commercialize lorundrostat. If the Mitsubishi License is terminated, we would lose our rights to develop and commercialize lorundrostat.
Pursuant to the Mitsubishi License with Mitsubishi Tanabe, we have, among other things, secured an exclusive, royalty-bearing license from Mitsubishi Tanabe under certain patents and know-how relating to lorundrostat to commercialize lorundrostat globally for the prevention, treatment, diagnosis, detection, monitoring, or predisposition testing with respect to the Field. The Mitsubishi License expires on a country-by-country basis and Lorundrostat Product-by-Lorundrostat Product basis upon the expiration of the applicable royalty term with respect to each Lorundrostat Product in each country, as applicable, or in its entirety upon the expiration of the royalty term with respect to the last Lorundrostat Product commercialized in the last country, unless terminated earlier. We may terminate the Mitsubishi License in its entirety or on a Lorundrostat Product-by-Lorundrostat Product or country-by-country basis at our discretion upon (i) ninety days prior written notice to Mitsubishi Tanabe with respect to any country for which there is not a Lorundrostat Product approved by the regulatory authority; and (ii) one hundred and eighty days prior written notice to Mitsubishi Tanabe with respect to any country for which there is a Lorundrostat Product approved by the regulatory authority. We and Mitsubishi Tanabe may terminate the Mitsubishi License in the case of the other party’s insolvency, or upon prior written notice within a specified time period for the other party’s material uncured breach. Mitsubishi Tanabe may terminate the Mitsubishi License in its entirety if (i) we challenge the licensed patents, or assist any third party in challenging such patents; or (ii) have not initiated regulatory consultation for the first global clinical trials of lorundrostat in at least one major market country within a specified amount of time. In addition, if any of the regulatory milestones or other cash payments become due under the terms of the Mitsubishi License, and we do not have sufficient funds available to meet our obligations, Mitsubishi Tanabe has the right to terminate the Mitsubishi License upon our uncured failure to pay Mitsubishi Tanabe. If the Mitsubishi License is terminated, we would lose our rights to develop and commercialize lorundrostat, which in turn would have a material adverse effect on our business, financial condition, results of operations, and prospects, including, but not limited to, cessation of our operations to the extent we are unable to develop other product candidates at the time of such termination.
Additionally, pursuant to the Mitsubishi License, if we elect to sublicense our rights under the Mitsubishi License to a third party with respect to exploitation of lorundrostat or any Lorundrostat Product in certain countries in Asia, we agreed to negotiate such a sublicense first, for a specified period of time, with Mitsubishi Tanabe, if Mitsubishi Tanabe notifies us that it would like to obtain such a sublicense. We also agreed not to commercialize any competing product prior to three years following the first commercial sale of the first Lorundrostat Product in any country without Mitsubishi Tanabe’s prior consent. Lastly, if Mitsubishi Tanabe is interested in obtaining rights to any product or compound other than a Lorundrostat Product, in the Field, which we may develop in the future, we are obligated to negotiate with Mitsubishi Tanabe in good faith for a certain period of time to provide it a non-exclusive, royalty-bearing license under certain of our know-how and patents to exploit such product or compound on terms and conditions to be mutually agreed to by the parties in their discretion. Accordingly, we may be obligated to enter into collaborations with Mitsubishi Tanabe in the future, even if we prefer another counterparty for strategic or other reasons, we are obligated to license certain of our future product candidates (if any) even if we would prefer to retain the use of such intellectual property, and we may not commercialize competing products for a certain period of time, even if we believe this presents a commercial opportunity. For additional information on the Mitsubishi License, see “Business—License Agreement with Mitsubishi Tanabe.”
We rely on and intend to continue to rely on third parties to conduct, supervise, and monitor our clinical trials and preclinical studies. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements, or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize lorundrostat and any future product candidates may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
We are dependent on third parties to conduct our clinical trials and preclinical studies. Specifically, we rely on, and intend to continue to rely on, medical institutions, clinical investigators, CROs, and consultants to conduct preclinical studies and clinical trials, in each case in accordance with our clinical protocols and regulatory requirements. These CROs, investigators, and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. Though we expect to carefully manage our relationships with our CROs, investigators, and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects. Further, while we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards and requirements, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. In addition, we and our CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for lorundrostat and any future product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GLP or GCP or other requirements, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. For example, the conduct of the lorundrostat Phase 2 clinical trial at one of our clinical sites was terminated by the IRB following our report to the IRB regarding such site’s failure to comply with GCP, which we observed during one of our routine clinical site inspections. Furthermore, our clinical trials must be conducted with products produced under cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
There is no guarantee that any of our CROs, investigators, or other third parties will devote adequate time and resources to such trials or studies or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols, or meet regulatory requirements, or otherwise perform in a substandard manner, our clinical trials may be extended, delayed, or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other development activities that could harm our competitive position. In addition, principal investigators for our clinical trials are expected to serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any NDA we submit. Any such delay or rejection could prevent us from receiving regulatory approval for, or commercializing lorundrostat and any future product candidates.
Our CROs have the right to terminate their agreements with us in the event of an uncured material breach and under other specified circumstances. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, in a timely manner or at all. Switching or adding additional CROs, investigators, and other third parties involves additional cost and requires our management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we work to carefully manage our relationships with our CROs, investigators, and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.
We currently rely on a third party for the manufacture of lorundrostat for clinical development and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of lorundrostat or such quantities at an acceptable cost, which could delay, prevent, or impair our development or potential commercialization efforts.
We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely on a third party and expect to continue to rely on third parties for the manufacture of lorundrostat and related raw materials for clinical development, as well as for commercial manufacture if lorundrostat or any future product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture lorundrostat must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit an NDA to the FDA or any comparable submission to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of lorundrostat or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, or market lorundrostat, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension, or withdrawal of approvals, seizures or recalls of lorundrostat or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.
Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms, in a timely manner, and in compliance with cGMP or other regulatory requirements could adversely affect our business in a number of ways, including:
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
Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, or jeopardize our ability to commence or continue commercialization of lorundrostat or any future product candidates, and any related remedial measures may be costly or time-consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our existing or future third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Without additional suppliers of required raw materials, we may also be unable to meet the commercial needs of a commercial launch of any future product candidates.
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
Because we currently rely on a third party to manufacture lorundrostat and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including potential trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements, or other similar agreements with our collaborators, advisors, employees, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third party to use or disclose our confidential information, including any potential trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors or other third parties, are intentionally or inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and despite our efforts to protect any potential trade secrets, a competitor’s or other third party’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure of such technology or information would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations, and prospects.
We may seek to enter into collaborations, license agreements, and other similar arrangements and may not be successful in doing so, and even if we are, we may relinquish valuable rights and may not realize the benefits of such relationships, and our collaborations would be subject to other risks attendant to third party relationships, including inability to prevent or control actions taken or not taken by such third parties which may adversely impact us.
We may seek to enter into collaborations, joint ventures, license agreements, and other similar arrangements for the development or commercialization of lorundrostat and any future product candidates, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints. We may not be successful in our efforts to establish or maintain such collaborations because our research and development pipeline may be insufficient, lorundrostat or any future product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex. Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us. For example, we may need to relinquish valuable rights to our future revenue streams, research programs, intellectual property, or product candidates, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with other potential collaborators. In addition, if we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot be certain that, following a collaboration, license, or strategic transaction, we will achieve an economic benefit that justifies such transaction.

Furthermore, we may not be able to maintain such collaborations if, for example, the development or approval of a product candidate is delayed, the safety of a product candidate is questioned, or the sales of an approved product candidate are unsatisfactory.
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
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
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
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the preferred course of development, might cause delays in or termination of the research, development, or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•collaborators may not properly enforce, maintain, or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;
•collaborators may infringe, misappropriate, or otherwise violate the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•collaborators may not provide us with timely and accurate information regarding development, regulatory, or commercialization status or results, which could adversely impact our ability to manage our own development efforts, accurately forecast financial results, or provide timely information to our stockholders regarding our out-licensed product candidates;
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
•if a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished, or terminated; and
•collaborations may be terminated, including for the convenience of the collaborator, prior to or upon the expiration of the agreed-upon terms and, if terminated, we may find it more difficult to enter into future collaborations or be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.
Any termination of collaborations we enter into in the future, or any delay in entering into collaborations related to lorundrostat or any future product candidates, could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Any regulatory approvals that we may receive for lorundrostat or any future product candidates will require the submission of reports to regulatory authorities, subject us to surveillance to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions, or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS as a condition of approval of lorundrostat or any future product candidates, which could include requirements for a medication guide, physician communication plans, or additional elements to ensure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves lorundrostat or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs requirements for any clinical trials that we conduct post-approval. Manufacturers of approved products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. Failure to comply with regulatory requirements or later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, may result in, among other things:
•restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•fines, restitutions, disgorgement of profits or revenue, warning letters, untitled letters, adverse publicity requirements, or holds on clinical trials;
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
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit, or delay marketing authorization of any product candidates we develop. We also cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.
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

The commercial success of lorundrostat or any future product candidates will depend upon the degree of market acceptance of such product candidates by healthcare providers, product recipients, healthcare payors, and others in the medical community. If lorundrostat or any future product candidates fail to achieve the broad degree of adoption by the medical community necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent, or limit our ability to generate revenue and continue our business.
Lorundrostat and any future product candidates may not be commercially successful. Even if lorundrostat or any future product candidates receive regulatory approval, they may not gain market acceptance among healthcare providers, individuals within our target population, healthcare payors, and others in the medical community. The commercial success of lorundrostat or any future product candidates will depend significantly on the broad adoption and use of the resulting product by these individuals and organizations for approved indications. The degree of market acceptance of our products will depend on a number of factors, including:
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
•our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government healthcare programs, including Medicare and Medicaid, private health insurers, and other third-party payors;
•the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with our products in the absence of sufficient third-party coverage and adequate reimbursement;
•any restrictions on the use of our products, and the prevalence and severity of any adverse effects;
•potential product liability claims;
•the timing of market introduction of our products as well as availability, safety, and efficacy of competitive drugs;
•the effectiveness of our or any potential future collaborators’ sales and marketing strategies; and
•unfavorable publicity relating to the product.
If lorundrostat or any future product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors, or patients, we may not generate sufficient revenue from that product and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of our products may require significant resources and may never be successful.

The successful commercialization of lorundrostat or any future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels, and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.
The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers, and other third-party payors are essential for most patients to be able to afford prescription medications such as lorundrostat and any future product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Accordingly, we will need to successfully implement a coverage and reimbursement strategy for any approved product candidate. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high.
If we participate in the Medicaid Drug Rebate Program or other governmental pricing programs, in certain circumstances, our products would be subject to ceiling prices set by such programs, which could reduce the revenue we may generate from any such products. Participation in such programs would also expose us to the risk of significant civil monetary penalties, sanctions, and fines should we be found to be in violation of any applicable obligations thereunder.
For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. We cannot be sure that coverage and reimbursement in the United States, the European Union, or elsewhere will be available, or at an acceptable level, for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.
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
Obtaining and maintaining reimbursement status is time-consuming, costly, and uncertain. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently and, in some cases, at short notice, and we believe that changes in these rules and regulations are likely.
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
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, and prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.
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
The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing, or may develop products, product candidates and processes competitive with lorundrostat. Lorundrostat and any future product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Our competitors include larger and better-funded pharmaceutical, biopharmaceutical, biotechnological, and therapeutics companies. Moreover, we may also compete with universities and other research institutions that may be active in research in our target indications and could be in direct competition with us. We also compete with these organizations to recruit management, scientists, and clinical development personnel, and our inability to compete successfully could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials, and identifying and in-licensing intellectual property related to new product candidates, as well as entering into collaborations, joint ventures, license agreements, and other similar arrangements. For example, Boehringer Ingelheim International and AstraZeneca have recently initiated large-scale clinical trials for the treatment of hypertension and CKD, which could impact our ability to enroll patients in our clinical trials for the same indications. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
We believe that our current and future competition for resources and eventually for customers can be grouped into three broad categories:
•companies working to develop ASIs, including AstraZeneca, Boehringer Ingelheim, Damian Pharma, and JIXING;

•companies with product candidates with other mechanisms of action, such as non-steroidal MRAs and angiotensinogen directed therapies, including Alnylam, Idorsia, IONIS, Novo Nordisk, Quantum Genomics, and Sihuan Pharmaceutical Holdings Group, Roche; and
•companies commercializing standard-of-care antihypertensive agents, such as ACE inhibitors, ARBs, thiazide diuretics, calcium channel blockers, and MRAs, many of which are available as generic medicines at very low prices including AstraZeneca, Bayer, Johnson & Johnson, Merck, Novartis, and Pfizer.
Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales, and supply resources or experience than we do. If we successfully obtain approval for lorundrostat or any future product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage, and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive, or marketed and sold more effectively than any products we may develop. Competing products may render lorundrostat or any future product candidates we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. If we are unable to compete effectively, our opportunity to generate revenue from the sale of the products we may develop, if approved, could be adversely affected.
We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may need to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.
We have no internal sales, marketing, or distribution capabilities, nor have we commercialized a product. If lorundrostat or any future product candidate ultimately receives regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time-consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We have no prior experience as a company with the marketing, sale, or distribution of biopharmaceutical products and there are significant risks involved in the building and managing of a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing, and distribution functions on acceptable financial terms, or at all. In addition, our product revenue and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell, and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.
If the market opportunities for lorundrostat and any future product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.
The precise incidence and prevalence for all the conditions we aim to address with lorundrostat or any future product candidates are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on a number of internal and third-party estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these indications. While we believe our assumptions and the data underlying our estimates are reasonable, we have not independently verified the accuracy of the third-party data on which we have based our assumptions and estimates, and these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. The total addressable market across all of the potential indications for lorundrostat and any future product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each such product candidate which receives marketing approval for these indications, the availability of alternative treatments and the safety, convenience, cost, and efficacy of such product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing, and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, and results of operations.
Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
Our future growth may depend, in part, on our ability to develop and commercialize lorundrostat and any future product candidates in foreign markets. We are not permitted to market or promote any product candidate before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for lorundrostat or any future product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing, and distribution of lorundrostat and any future product candidates. Approval procedures may be more onerous than those in the United States and may require that we conduct additional preclinical studies or clinical trials. If we obtain regulatory approval of product candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:
•different regulatory requirements for approval of drugs in foreign countries;
•reduced protection for intellectual property rights;
•the existence of additional third-party patent rights of potential relevance to our business;
•unexpected changes in tariffs, trade barriers, and regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with export control and import laws and regulations;
•compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•foreign reimbursement, pricing, and insurance regimes;
•workforce uncertainty in countries where labor unrest is common;
•differing regulatory requirements with respect to manufacturing of products;

•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods, and fires; and
•disruptions resulting from the impact of public health pandemics, epidemics, or other public health concerns.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•the timing and cost of, and level of investment in, research, development, regulatory approval, and commercialization activities relating to lorundrostat or any future product candidates, which may change from time to time;
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
•expenditures that we may incur to acquire, develop, or commercialize additional product candidates and technologies;
•the level of demand for any approved products, which may vary significantly;
•future accounting pronouncements or changes in our accounting policies;
•the timing and amount of any milestone, royalty, or other payments payable by us or due to us under any collaboration, licensing, or other similar agreement; and
•changes in general market and economic conditions.
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
Our success depends in part on our continued ability to attract, retain, and motivate highly qualified management, clinical, and scientific personnel. We are highly dependent upon our senior management, as well as our senior scientists and other members of our management team. The loss of services of any of these individuals could delay or prevent the successful development of lorundrostat or any future product candidates, initiation or completion of our clinical trials and preclinical studies, regulatory approvals, or the commercialization of lorundrostat or any of our product candidates. Although we have executed employment letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.
In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock.
We will need to expand and effectively manage our managerial, operational, financial, and other resources in order to successfully pursue our clinical development and commercialization efforts. We may not be successful in maintaining our unique company culture and continuing to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biopharmaceutical, biotechnology, and other businesses. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, integrate, retain, and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital, and our ability to implement our business strategy.
We will need to develop and expand our organization, and we may encounter difficulties in managing our growth and expanding our operations successfully, which could disrupt our operations.
As of December 31, 2023, we had 28 full-time employees, of whom 22 were primarily engaged in research and development. As we continue development and pursue the potential commercialization of lorundrostat and any future product candidates, and as we continue our transition to operating as a public company, we will need to continue to expand our financial, accounting, development, regulatory, manufacturing, information technology, marketing, and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties and we may not be successful in doing so. Our future financial performance and our ability to develop and commercialize lorundrostat and any future product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.
We are subject to various U.S. federal, state, and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers expose us to broadly applicable foreign, federal, and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute any products for which we obtain marketing approval. Such laws include:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration (including any kickback, bribe, or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item, or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;
•the federal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (CMS), information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants, and certified nurse-midwives), and teaching hospitals and other healthcare providers, as well as ownership and investment interests held by such healthcare professionals and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biotechnology companies to report information on the pricing of certain drug products; and some state and local laws that require the registration or pharmaceutical sales representatives.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare and privacy laws and regulations will involve ongoing substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits, and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly and time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws or regulations, they may be subject to significant criminal, civil, or administrative sanctions, including exclusions from government-funded healthcare programs.
Recently enacted legislation, future legislation, and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize lorundrostat and any future product candidates and may affect the prices we may set.
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
For example, in March 2010, the ACA was enacted in the United States. The ACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the 340B drug pricing program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and establishes a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA, and on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden had issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the healthcare reform measures will impact our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. Most recently, the IRA included a number of significant drug pricing reforms, which include the establishment of a drug price negotiation program within HHS (beginning in 2026) that requires manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation (first due in 2023), and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs (beginning in 2025). The IRA permits the HHS Secretary to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Additional drug pricing proposals could appear in future legislation.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for lorundrostat and any future product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition, and prospects.
We expect that these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize lorundrostat and any future product candidates, if approved.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit, delay, or cease commercialization of our products.
We face an inherent risk of product liability as a result of the clinical trials of lorundrostat and any future product candidates and will face an even greater risk if we commercialize our product candidates, especially if our products are prescribed for off-label uses (even if we do not promote such uses). For example, we may be sued if our product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability, and a breach of warranties. Claims may be brought against us by clinical trial participants, patients, or others using, administering, or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.
If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit, delay, or cease the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for our products;
•injury to our reputation and significant negative media attention;

•withdrawal of clinical trial participants;
•costs to defend the related litigation;
•a diversion of our management’s time and our resources;
•substantial monetary awards to trial participants or product recipients;
•product recalls, withdrawals, or labeling, marketing, or promotional restrictions;
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
We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include property, general liability, employment benefits liability, business automobile, workers’ compensation, products liability, malicious invasion of our electronic systems, directors’ and officers’, and employment practices insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. No assurance can be given that an insurance carrier will not seek to cancel or deny coverage after a claim has occurred. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.
We and any of our potential future collaborators will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.
If we or any of our potential future collaborators are successful in commercializing our products, the FDA and foreign regulatory authorities would require that we and such collaborators report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our potential future collaborators or CROs may fail to report adverse events within the prescribed timeframe. If we or any of our potential future collaborators or CROs fail to comply with such reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

We and our service providers may be subject to a variety of privacy and data security laws and contractual obligations, which could increase compliance costs, and our actual or perceived failure to comply with such laws and obligations could subject us to potentially significant liability, fines, or penalties and otherwise harm our business.
We and our service providers maintain and will maintain a large quantity of sensitive information, including confidential business and patient health information, in connection with our preclinical studies and clinical trials, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we and our service providers may be affected by or subject to new, amended, or existing laws and regulations in the future, including as our operations continue to expand or if we operate in foreign jurisdictions. These laws and regulations may be subject to differing interpretations, which adds to the complexity of processing personal data. Guidance on implementation and compliance practices is often updated or otherwise revised. This may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use, share, and otherwise process personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability, or impose additional costs on us. The cost of compliance with these laws, regulations, and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state, or foreign laws or regulation, our internal policies and procedures, or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties, and damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, numerous federal and state laws and regulations, including health information privacy laws, data breach notification laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, storage, transfer, disclosure, protection, and other processing of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.
In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope, or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus, complicating compliance efforts. These laws are evolving rapidly and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. By way of example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, gives California residents individual privacy rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that are expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (CPRA) was recently passed in California. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher-risk data, and opt-outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions of the CPRA went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Other states are exploring their own laws, which may or may not be similar to the CCPA or the CPRA. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
There also are a wide variety of privacy laws in other countries that may impact our operations, now or in the future. For example, in Europe, the General Data Protection Regulation (GDPR) imposes stringent requirements regarding the collection, use, disclosure, storage, transfer, or other processing of personal data of individuals within the European Economic Area (EEA), including providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. The GDPR also confers a private right of action in some circumstances on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Among other things, the GDPR requires the establishment of a lawful basis for the processing of data, imposes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield) under which personal data could be transferred from the EEA to United States entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on the standard contractual clauses alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The European Commission issued revised standard contractual clauses on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised standard contractual clauses must be used for relevant new data transfers beginning on September 27, 2021 and existing standard contractual clauses arrangements were required to be migrated to the revised clauses by December 27, 2022. The new standard contractual clauses apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the United Kingdom’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and the United Kingdom standard contractual clauses came into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints, and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location, or segregation of our relevant systems and operations, and could adversely affect our financial results.
Further, following the withdrawal of the United Kingdom from the European Union and the EEA and the end of the transition period, from January 1, 2021, we have to comply with the GDPR and separately the GDPR as implemented in the United Kingdom, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR and has the ability to fine up to the greater of €20 million/£17 million or 4% of global turnover. The relationship between the United Kingdom and the European Union and the EEA in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from European Union member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision, which could have implications for our transfer of personal data.
In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these security standards, even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Laws in all U.S. states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly.
Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, store, use, transfer, disclose, and otherwise process data, update our data privacy and security policies and procedures, or in some cases, impact our ability to operate in certain jurisdictions. Failure by us or our collaborators and our service providers to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose such information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, could result in adverse publicity and adversely affect our business, financial condition, results of operations, and prospects. Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Our internal information technology systems, or those of any of our service providers, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our product development programs, comprise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.
We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit confidential information (including but not limited to intellectual property, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information.
Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. These attacks can present meaningful risks to our operations, data, and commercial information. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. It is not possible to prevent all cybersecurity threats to our information technology systems and information and those of our third-party service providers, over which we exert less control, and any controls we implement to do so may prove to be ineffective.
Any security breach or other incident, whether actual or perceived, could impact our reputation and/or operations, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on a third party to manufacture lorundrostat, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any actual or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, contractors, or consultants) or were to result in a loss of or accidental, unlawful, or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of lorundrostat or any future product candidates could be delayed, and we could be subject to significant fines, penalties, or liabilities for any noncompliance to certain privacy and security laws.
Further, despite the implementation of security measures, our internal technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, computer viruses, cybersecurity threats (such as ransomware attacks, denial-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war, and telecommunication and electrical failures. Such information technology systems are additionally vulnerable to security incidents from inadvertent or intentional actions by our employees, contractors, consultants, or other third parties. We and certain of our service providers are from time to time subject to cyberattacks and security incidents and we experienced security incidents in the past and may experience security incidents in the future. If a significant system failure, accident, or security breach were to occur, it may cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information, and result in a material disruption of our development programs and our business operations, whether due to a loss of any potential trade secrets or other similar disruptions. Although we currently hold cybersecurity insurance, the costs related to significant security breaches or disruptions could be material and cause us to incur significant expenses.
We have also outsourced elements of our information technology infrastructure, and as a result, a number of third-party vendors may or could have access to our confidential information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties, and we may have to expend significant resources to mitigate the impact of such an event and develop and implement protections to prevent future events of this nature from occurring. Some of the federal, state, and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular categories of personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships.

Our business could be affected by litigation, government investigations, and enforcement actions.
We currently operate in a number of jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation, and enforcement actions on a variety of matters in the United States or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment, and other claims and legal proceedings which may arise from conducting our business. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.
Legal proceedings, government investigations, and enforcement actions can be expensive and time-consuming. An adverse outcome resulting from any such proceedings, investigations, or enforcement actions could result in significant damages awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage, and modifications of our business practices, which could have a material adverse effect on our business and results of operations. Even if such a proceeding, investigation, or enforcement action is ultimately decided in our favor, the investigation and defense thereof could require substantial financial and management resources.
Our employees and independent contractors, including principal investigators, CROs, consultants, and vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could harm our business, financial condition, and results of operations.
We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants, and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct, or disclosure of unauthorized activities to us that violate: (i) the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the reporting of true, complete, and accurate information to such authorities, (ii) manufacturing standards, including cGMP requirements, (iii) federal and state data privacy, security, fraud, and abuse and other healthcare laws and regulations in the United States and abroad, (iv) laws that require the true, complete, and accurate reporting of financial information or data, or (v) laws that prohibit insider trading. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements, and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We may engage in strategic transactions that could increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, subject us to other risks, adversely affect our liquidity, increase our expenses, and present significant distractions to our management.
Although we currently have no agreements or commitments to complete any such transactions and are not involved in negotiations to do so, from time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases, and out-licensing or in-licensing of intellectual property, products, or technologies. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations, and investments. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses, or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity, and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of our management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky, and costly endeavor for which we may never realize the full benefits. Furthermore, we may experience losses related to investments in other companies, including as a result of failure to realize expected benefits or the materialization of unexpected liabilities or risks, which could have a material negative effect on our results of operations and financial condition. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition, and prospects.
Our ability to use net operating loss carryforwards and other tax attributes may be limited.
We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any (subject to limitations), until such unused losses expire (if at all). As of December 31, 2023, we had net operating loss (NOL) carryforwards of approximately $35.0 million for federal income tax purposes and $8.6 million for state income tax purposes. Our federal NOL carryforwards will not expire but may generally only be used to offset 80% of taxable income, which may require us to pay federal income taxes in future years despite generating federal NOL carryforwards in prior years. Our state NOL carryforwards begin to expire in various amounts in 2041.
In addition, our NOL carryforwards and other tax attributes are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Furthermore, in general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, our federal NOL carryforwards may be or become subject to an annual limitation in the event we have had or have in the future an “ownership change.” For these purposes, an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our initial public offering that occurred on February 14, 2023 (IPO) or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. However, we believe that our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes related to our IPO. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Inflation could adversely affect our business and results of operations.
While inflation in the United States has been relatively low in recent years, the economy in the United States encountered a material level of inflation since 2021. The impact of public health concerns, geopolitical developments, and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials, and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with public health concerns, geopolitical developments, and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly, or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations, or cash flows.
Risks Related to Our Intellectual Property
If we are unable to obtain, maintain, and enforce patent or other intellectual property protection for lorundrostat or any future product candidates or technology, or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize lorundrostat or any future product candidates may be adversely affected.
We rely upon a combination of patents, trademarks, and in-licenses of intellectual property rights to protect the intellectual property related to lorundrostat and any future product candidates and technologies to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information. Our success depends in large part on our ability to obtain, maintain, expand, enforce, and defend the scope of our intellectual property protection in the United States and other countries with respect to our product candidates and other proprietary technologies we may develop. We generally seek to protect our proprietary position, in part, by filing patent applications in the United States and abroad relating to lorundrostat and any future product candidates, manufacturing processes, and methods of use. We have in-licensed from Mitsubishi Tanabe a number of patents and patent applications relating to lorundrostat and structurally related compounds, the manufacture of lorundrostat and structurally related compounds, and methods of use of lorundrostat. In addition to the patents and patent applications in-licensed from Mitsubishi Tanabe, our portfolio includes pending patent applications solely owned by us and pending patent applications jointly owned with Mitsubishi Tanabe. If we or Mitsubishi Tanabe are unable to obtain, maintain, or enforce patent protection, our business, financial condition, results of operations, and prospects could be materially harmed.
Changes in either the patent laws or their interpretation in the United States and other jurisdictions may diminish our or our licensor’s ability to protect our intellectual property, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our protection. We cannot predict whether the patent applications we currently or may in the future pursue or in-license will issue as patents in any particular jurisdiction, will provide sufficient protection against competitors or other third parties, or if these patents are challenged by our competitors, will be found to be invalid, unenforceable, or not infringed.
The patent prosecution process is expensive, time-consuming, and complex, and we or our licensors may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications or reissue applications at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection before public disclosures are made. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, third-party collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our or our licensors’ ability to seek patent protection. Consequently, we may not be able to prevent any third party from using any of our technology that is in the public domain to compete with lorundrostat and any future product candidates or technologies. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable in light of the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to invent the inventions claimed in any of our licensed patents or pending patent applications, or that we or our licensors were the first to make the inventions claimed in those owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. If a third party can establish that we or our licensors were not the first to make or the first to file for patent protection of such inventions, our owned or licensed patents and patent applications may not issue as patents and even if issued, may be challenged and invalidated or rendered unenforceable.
Composition of matter patents for pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications covering compositions of matter of our lorundrostat or any future product candidates will be considered patentable by the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued or reissued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common, and such infringement is difficult to prevent or prosecute.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Further, even if these patents are granted, they may be difficult to enforce. Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements. In the event we experience noncompliance events that cannot be corrected and we lose our patent rights, competitors could enter the market, which would have a material adverse effect on our business. Further, any issued patents that we may license or own covering our lorundrostat or any future product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or other countries, including the USPTO. Also, patent terms, including any extensions or adjustments that may or may not be available to us, may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and we may be subject to claims challenging the inventorship, validity, enforceability of our patents and/or other intellectual property. Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect our product candidates. Further, if we encounter delays in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market our product candidates under patent protection would be reduced. Thus, the patents that we own and license may not afford us any meaningful competitive advantage.

Moreover, the claim coverage in a patent application can be significantly reduced before the corresponding patent is granted. Even if our owned or in-licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Any patents issuing from our patent applications may be challenged, narrowed, circumvented, or invalidated by third parties. Our competitors or other third parties may avail themselves of safe harbors under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments) to conduct research and clinical trials. Consequently, we do not know whether lorundrostat or any of our future product candidates and other proprietary technology will be protectable or remain protected by valid and enforceable patents. Even if a patent is granted, our competitors or other third parties may be able to circumvent the patent by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations, and prospects. In addition, given the amount of time required for the development, testing, and regulatory review of our future product candidates, patents protecting the product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patent rights may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party post-issuance submission of prior art to the USPTO challenging the validity of one or more claims of our in-licensed patents or patents we may own in the future. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. A third party may also claim that our patent rights are invalid or unenforceable in litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In addition, we may become involved in opposition, derivation, revocation, reexamination, reissue, post-grant and inter partes review, or interference proceedings and other similar proceedings in foreign jurisdictions challenging the validity, priority, or other features of patentability of our patent rights. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and other proprietary technologies we may develop and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize our products without infringing third-party patent rights. Such adverse determinations may also require us to cease using the related technology or to attempt to license rights from the prevailing party. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Filing, prosecuting, maintaining, enforcing, and defending patents on lorundrostat and any future product candidates in all countries throughout the world is expensive, and the laws of foreign countries may not protect our intellectual property rights to the same extent as U.S. laws. Prosecution of patent applications is often a longer process and patents may grant at a later date, and with a shorter term, than in the United States. The requirements for patentability differ in certain jurisdictions and countries. Additionally, the patent laws of some countries do not afford intellectual property protection to the same extent as U.S. laws. For example, unlike patent law in the United States, patent law in most European countries and many other jurisdictions precludes the patentability of methods of treatment and diagnosis of the human body. Other countries may impose substantial restrictions on the scope of claims, limiting patent protection to specifically disclosed embodiments. Consequently, we may not be able to prevent third parties from practicing our or our licensors’ inventions in all countries outside the United States, or from selling or importing products made using our intellectual property in and into the United States or other jurisdictions. Competitors may use our or our licensors’ intellectual property in jurisdictions where we or our licensors have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our owned and in-licensed patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. In addition, some jurisdictions, such as Europe, Japan, and China, may have a higher standard for patentability than in the United States, including, for example, the requirement of claims having literal support in the original patent filing and the limitation on using supporting data that is not in the original patent filing. Under those heightened patentability requirements, we may not be able to obtain sufficient patent protection in certain jurisdictions even though the same or similar patent protection can be secured in the United States and other jurisdictions.
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
Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process. In some circumstances, we are dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. For example, periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications or any patents and applications we may own in the future. In certain circumstances, we rely on our licensors to pay these fees due to U.S. and non-U.S. patent agencies. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction.

In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
The USPTO and various non-U.S. government agencies require compliance with certain foreign filing requirements during the patent application process. For example, in some countries, including the United States, China, India, and some European countries, a foreign filing license is required before certain patent applications are filed. The foreign filing license requirements vary by country and depend on various factors, including where the inventive activity occurred, the citizenship status of the inventors, the residency of the inventors and the invention owner, the place of business for the invention owner, and the nature of the subject matter to be disclosed (e.g., items related to national security or national defense). In some cases, a foreign filing license may be obtained retroactively in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment of a pending patent application or can be grounds for revoking or invalidating an issued patent, resulting in the loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the relevant markets with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. We are also dependent on our licensors to take the necessary actions to comply with these requirements with respect to our licensed intellectual property.
Changes in patent laws or their interpretations could diminish the value of patents in general, thereby impairing our ability to protect our products.
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us or our licensors could therefore be awarded a patent covering an invention of ours or our licensors even if we had made the invention before it was made by such third party. This requires us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to lorundrostat or any of our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our patents or patent applications.
The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party protests and submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of patents issuing from those patent applications, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. We cannot predict how decisions by the courts, the U.S. Congress, or the USPTO may impact the value of our patent rights. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.
Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
Our patent rights may be subject to priority, validity, inventorship, and enforceability disputes. Legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming and likely to divert significant resources from our core business, including distracting our management and scientific personnel from their normal responsibilities and generally harm our business. If we or our licensors are unsuccessful in any of these proceedings, such patents and patent applications may be narrowed, invalidated, or held unenforceable, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or we may be required to cease the development, manufacture, and commercialization of lorundrostat or future product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.
If we or our licensors initiate legal proceedings against a third party to enforce a patent covering lorundrostat or any of our future product candidates, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, lack of sufficient written description, failure to claim patent-eligible subject matter, or obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of a patent before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patent rights in such a way that they no longer cover our product candidates or prevent third parties from competing with our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on lorundrostat and any future product candidates. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will issue or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.
We have pending U.S. and foreign patent applications in our portfolio; however, we cannot predict:
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
•whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose; and/or
•whether the patent applications that we own or in-license will result in issued patents with claims that cover lorundrostat or any of our future product candidates or uses thereof in the United States or in other foreign countries.
The claims in our pending patent applications directed to lorundrostat and any of our future product candidates and/or technologies may not be considered patentable by the USPTO or by patent offices in foreign countries. Any such patent applications may not issue as granted patents. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, the claims in any of our issued patents may not be considered valid by courts in the United States or foreign countries.
Patent terms may be inadequate to protect the competitive position of our product candidates for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional or international patent application filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent has expired, we may be vulnerable to competition from competitive products, including generics. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. If we do not have sufficient patent life to protect our products, our business, financial condition, results of operations, and prospects will be adversely affected.

If we do not obtain patent term extension and equivalent extensions outside of the United States for our product candidates, our business may be materially harmed.
Depending upon the timing, duration, and specifics of any FDA marketing approval of lorundrostat or any future product candidate we may develop, one or more of our in-licensed issued U.S. patents or issued U.S. patents we may own in the future may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to 5 years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of fourteen (14) years from the date of product approval, only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate. However, we may not be granted an extension for various reasons, including failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or failing to satisfy other applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we may need the cooperation of that third party. If we are unable to obtain patent term extension, or the foreign equivalent, or if the term of any such extension is less than we request, our competitors may obtain approval for competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.
We may be subject to claims challenging the inventorship of our patents and other intellectual property.
We or our licensors may be subject to claims that former employees, consultants, collaborators, or other third parties have an interest in our patent rights, any potential trade secrets, or other intellectual property as an inventor, co-inventor, or owner of any potential trade secrets. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates and other proprietary technologies we may develop. Litigation may be necessary to defend against these and other claims challenging inventorship or our patent rights, any potential trade secrets, or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates and other proprietary technologies we may develop. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.
If we are unable to protect the confidentiality of any potential trade secrets, our business and competitive position would be harmed.
In addition to seeking patent protection for our product candidates and proprietary technologies, we may also rely on trade secret protection and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. We seek to protect any potential trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, third-party collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Trade secrets and know-how can be difficult to protect. We cannot guarantee that we have entered into applicable agreements with each party that may have or have had access to any potential trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including any potential trade secrets, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. We cannot guarantee that any potential trade secrets and other proprietary and confidential information will not be disclosed or that competitors will not otherwise gain access to any potential trade secrets. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our potential trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us.
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
We may be subject to claims that third parties have an ownership interest in any potential trade secrets. For example, we may have disputes arise from conflicting obligations of our employees, consultants, or others who are involved in developing our product candidate. Litigation may be necessary to defend against these and other claims challenging ownership of any potential trade secrets. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable trade secret rights, such as exclusive ownership of, or right to use, trade secrets that are important to our product candidates and other proprietary technologies we may develop. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope, or expiration of a third-party patent, which might adversely affect our ability to develop and market our products and product candidates.
We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims, or the expiration of relevant patents, are complete or thorough, nor can we be certain that we or our licensors have identified each and every third-party patent and pending patent application in the United States and abroad that is relevant to or necessary for the commercialization of our current and future products and product candidates in any jurisdiction. Patent applications in the United States and elsewhere are not published until approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover product candidates or the use of our product candidates. The scope of a patent claim is determined by the interpretation of the law, the words of a patent claim, the written disclosure in a patent, and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending patent application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products or product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, and we may incorrectly conclude that a third-party patent is invalid and unenforceable. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products and product candidates. If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. As the number of competitors in the market grows and the number of patents issued in this area increases, the possibility of patent infringement claims escalates. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices, or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates or services so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.
We may be subject to claims asserting that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Some of our employees, consultants, and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Third-party claims of intellectual property infringement, misappropriation, or other violations against us or our collaborators could be expensive and time-consuming and may prevent or delay the development and commercialization of our product candidates.
Our commercial success depends in part on our ability to avoid infringing, misappropriating, and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products and techniques without payment or limit the duration of the patent protection of our technology. As discussed above, due to changes in U.S. law referred to as patent reform, procedures including inter partes review and post-grant review have also been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to our patent rights in the future.
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
In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by us. Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing the infringing products or technologies. In addition, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties, and/or redesign our infringing products or technologies, which may be impossible or require substantial time and monetary expenditure. Such licenses may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms or at all, we may be unable to commercialize the infringing products or technologies or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. In addition, we may in the future pursue patent challenges with respect to third-party patents, including as a defense against the foregoing infringement claims. The outcome of such challenges is unpredictable.
Even if resolved in our favor, the foregoing proceedings could be very expensive, particularly for a company of our size, and time-consuming. Such proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such proceedings adequately. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources. Such proceedings may also absorb significant time from our technical and management personnel and distract them from their normal responsibilities. Uncertainties resulting from such proceedings could impair our ability to compete in the marketplace. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, or results of operations.
We may become involved in lawsuits to protect or enforce our patent and other intellectual property rights, which could be expensive, time-consuming, and unsuccessful.
Third parties, such as a competitor, may infringe our patent rights. In an infringement proceeding, a court may decide that a patent owned by us or licensed to us is invalid or unenforceable or may refuse to stop the other party from using the invention at issue on the grounds that the patent does not cover the technology in question. In addition, our or our licensors’ patent rights may become involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time-consuming. An adverse result in any litigation proceeding could put our patent rights at risk of being invalidated, held unenforceable, or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation and proceedings, there is a risk that some of our confidential information could be compromised by disclosure during such litigation and proceedings.
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
Our registered or unregistered trademarks or trade names may be challenged, infringed, diluted, circumvented, or declared generic or determined to be infringing, misappropriating, or violating other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in the markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to such rejections, we may be unable to overcome them. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, which may not survive such proceedings. Moreover, any name we may propose to use with lorundrostat or any future product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or an equivalent administrative body in a foreign jurisdiction objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe, misappropriate or otherwise violate the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.
We may not be able to obtain, protect, or enforce our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement, misappropriation, dilution, or other claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to obtain, enforce, or protect our proprietary rights related to trademarks, trade names, domain names, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations, and prospects.
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
Should any of the foregoing occur, it could adversely affect our business, financial condition, results of operations, and prospects.
We partially depend on intellectual property licensed from third parties, and our licensors may not always act in our best interest. If we fail to comply with our obligations under our intellectual property licenses, if the licenses are terminated, or if disputes regarding these licenses arise, we could lose significant rights that are important to our business.
We are a party to the Mitsubishi License under which we are granted rights to intellectual property that are important to lorundrostat and our business, and we may enter into additional license agreements in the future with other third parties. The Mitsubishi License imposes, and we expect that any future license agreements where we in-license intellectual property, will impose on us, various development, regulatory, and/or commercial diligence obligations, payment of milestones, and/or royalties and other obligations. We may need to devote substantial time and attention to ensuring that we are compliant with our obligations under such agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license, or we may be subject to litigation for breach of these agreements.
If we or our licensors fail to adequately protect our licensed intellectual property, our ability to commercialize lorundrostat or any future product candidates could suffer. We do not have complete control over the maintenance, prosecution, and litigation of our in-licensed patents and patent applications and may have limited control over future intellectual property that may be in-licensed. For example, we cannot be certain that activities such as the maintenance and prosecution by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests.
In addition, the agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant patents, know-how, and proprietary technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Disputes that may arise between us and our licensors regarding intellectual property subject to a license agreement could include disputes regarding:
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
If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected technology or lorundrostat or any future product candidates. As a result, any termination of or disputes over our intellectual property licenses could result in the loss of our ability to develop and commercialize lorundrostat or any future product candidates, or we could lose other significant rights, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
For example, our agreements with certain of our third-party research partners provide that improvements developed in the course of our relationship may be owned solely by either us or our third-party research partner, or jointly between us and the third party. If we determine that rights to such improvements owned solely by a research partner or other third party with whom we collaborate are necessary to commercialize lorundrostat or any future product candidates or maintain our competitive advantage, we may need to obtain a license from such third party in order to use the improvements and continue developing, manufacturing, or marketing lorundrostat or any future product candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing lorundrostat or any future product candidates or allow our competitors or others the chance to access technology that is important to our business. We also may need the cooperation of any co-owners of our intellectual property in order to enforce such intellectual property against third parties, and such cooperation may not be provided to us.
We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.
The growth of our business may depend in part on our ability to acquire, in-license, or use third-party intellectual property and proprietary rights. For example, lorundrostat or any future product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing our compounds and pre-existing pharmaceutical compounds, or we may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates, any of which could require us to obtain rights to use intellectual property held by third parties. In addition, with respect to any patent or other intellectual property rights we may co-own with third parties, we may require licenses to such co-owners’ interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights and may need to seek to develop alternative approaches that do not infringe, misappropriate, or otherwise violate those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.
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
The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize lorundrostat or any future product candidates. More established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. There can be no assurance that we will be able to successfully complete these types of negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to develop or market. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of certain programs, and our business financial condition, results of operations, and prospects could suffer.
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

Government agencies may provide funding, facilities, personnel, or other assistance in connection with the development of the intellectual property rights owned by or licensed to us. Such government agencies may have retained rights in such intellectual property. For example, the U.S. federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act; these include the right to grant or require us to grant mandatory licenses or sublicenses to such intellectual property to third parties under certain specified circumstances, including if it is necessary to meet health and safety needs that we are not reasonably satisfying or if it is necessary to meet requirements for public use specified by federal regulations, or to manufacture products in the United States. Any exercise of such rights, including with respect to any such required sublicense of these licenses, could result in the loss of significant rights and could harm our ability to commercialize licensed products. While it is our policy to avoid engaging our university partners in projects in which there is a risk that government funds may be commingled, we cannot be sure that any such co-developed intellectual property will be free from government rights. If, in the future, we co-own or license in technology that is critical to our business that is developed in whole or in part with government funds subject to certain government rights, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.
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
•the success or failure of our efforts to identify, develop, acquire, or license additional product candidates;
•innovations, clinical trial results, product approvals, and other developments by our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•the degree and rate of physician and market adoption of any of our current and future product candidates;
•manufacturing, supply, or distribution delays or shortages, including our inability to obtain adequate product supply, at acceptable prices or at all;
•any changes to our relationship with any manufacturers, suppliers, collaborators, or other strategic partners;

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
•sales of our stock by us, our insiders, or our stockholders, as well as the anticipation of lock-up releases;
•general economic, industry, and market conditions, other events or factors, many of which are beyond our control;
•actual or anticipated fluctuations in our financial condition and results of operations;
•publication of news releases by other companies in our industry, and especially direct competitors, including about adverse developments related to safety, effectiveness, accuracy, and usability of their products, reputational concerns, reimbursement coverage, regulatory compliance, and product recalls;
•announcement or progression of geopolitical events and conflicts;
•additions or departures of senior management or key personnel;
•intellectual property, product liability, or other litigation against us or our inability to enforce our intellectual property;
•changes in our capital structure, such as future issuances of securities and the incurrence of additional debt; and
•changes in accounting standards, policies, guidelines, interpretations, or principles.
In addition, in the past, stockholders have initiated class action lawsuits against biopharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs, divert our management’s attention and resources, and damage our reputation, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Our executive officers, directors, and principal stockholders, if they choose to act together, will have the ability to significantly influence all matters submitted to stockholders for approval and may prevent new investors from influencing significant corporate decisions.
As of March 15, 2024, our executive officers, directors, and greater than 5% stockholders, in the aggregate, owned approximately 31.7% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors, and approval of any significant transactions, as well as our management and business affairs, which may prevent new investors from influencing some or all of the foregoing. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.
We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, any future debt agreements may preclude us from paying dividends. For the foreseeable future, any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.
We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act), and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” as defined under the Exchange Act, our annual gross revenue exceeds $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in connection with registered securities offerings;
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, unless the SEC determines the new rules are necessary for protecting the public;
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
•the exclusive right of our board of directors, unless the board of directors grants such right to the stockholders, to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
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
•the required approval of at least 66-2/3% of the shares entitled to vote to adopt, amend, or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders and that the federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees and result in increased costs for investors to bring a claim. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
General Risk Factors
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We could face criminal liability and other serious consequences for violations, which could harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, CROs, contractors, and other collaborators and partners from authorizing, promising, offering, providing, soliciting, or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad if and when we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, CROs, contractors, and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities, and any training or compliance programs or other initiatives we undertake to prevent such activities may not be effective. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
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
Our third-party manufacturers or suppliers may use potent chemical agents and hazardous materials, and any claims relating to improper handling, storage, or disposal of these materials could be time-consuming or costly.
Our third-party manufacturers or suppliers use, and potential future collaborators will use, biological materials and potent chemical agents and may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety of the environment. The operations of our third-party manufacturers and suppliers also produce hazardous waste products. Federal, state, and local laws and regulations govern the use, generation, manufacture, storage, handling, and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, our third-party manufacturers and suppliers cannot eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. In the event of contamination or injury at our manufacturers’ or suppliers’ sites, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended. Although we maintain workers’ compensation insurance for certain costs and expenses we may incur due to injuries to our employees resulting from work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for toxic tort claims that may be asserted against us in connection with our third-party manufacturers’ and suppliers' storage or disposal of biologic, hazardous, or radioactive materials.
In addition, our third-party manufacturers and suppliers may need to incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations, which have tended to become more stringent over time, which may increase the cost of their services to us. These current or future laws and regulations may impair our research, development, or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions or liabilities for our third-party manufacturers and suppliers, which could in turn materially adversely affect our business, financial condition, results of operations, and prospects. To the extent we develop our own manufacturing operations in the future, we may similarly incur substantial costs to ensure compliance with these laws, and all the foregoing risks will further apply to us, as well.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations and the operations of our suppliers, CROs, CMOs, and clinical sites could be subject to earthquakes, power shortages, telecommunications or infrastructure failures, cybersecurity incidents, physical security breaches, water shortages, floods, hurricanes, typhoons, blizzards, and other extreme weather conditions, fires, public health pandemics or epidemics, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers or suppliers to produce lorundrostat and its components and on CROs and clinical sites to conduct our clinical trials and do not have a redundant source of supply for all components of our product candidate. Our ability to obtain clinical or, if approved, commercial, supplies of lorundrostat or any future product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption, and our ability to commence, conduct, or complete our clinical trials in a timely manner could be similarly adversely affected by any of the foregoing. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and stock price.
The global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including geopolitical conflict in and around Ukraine, Israel, and other areas of the world, terrorism, or other events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price and could require us to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves, or on less favorable terms than we would otherwise choose. In addition, one or more of our current service providers, manufacturers, and other partners may not survive an economic downturn, which could directly affect our ability to attain our clinical development goals on schedule and on budget.
Changes in tax law may materially adversely affect our financial condition, results of operations, and cash flows, or adversely impact the value of an investment in our common stock.
New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, or interpreted, changed, modified, or applied adversely to us, any of which could adversely affect our business operations and financial performance. We urge our investors to consult with their legal and tax advisors with respect to any changes in tax law and the potential tax consequences of investing in our common stock.
If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. If one or more of the analysts who cover us downgrade our stock, or if we fail to meet the expectations of one or more of these analysts, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report upon the effectiveness of our internal control over financial reporting beginning with this Annual Report. When we lose our status as an “emerging growth company” and do not otherwise qualify as a “smaller reporting company” with less than $100 million in annual revenue, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.
We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We employ processes incorporated into our overall risk management system for assessing, identifying, and managing material risks from cybersecurity threats. These items are designed to help protect our information assets from internal and external threats and protect the integrity and confidentiality of our data. Our system includes procedural and technical safeguards, response plans, and reviews of our policies. We engage various external entities, including consultants, to improve and enhance our cybersecurity oversight. We provide all employees and consultants with cybersecurity and prevention training including timely and relevant topics covering social engineering, phishing, mobile security, and data protection and the need for reporting incidents and suspicious events immediately.

Although we develop and maintain systems and controls designed to prevent cybersecurity threats from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with service providers and patients, and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.
As of the date of this Annual Report, we are not aware of any risks from cybersecurity threats, including because of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.
Governance
Our senior management team conducts the regular assessment and management of material risks from cybersecurity threats, including review with our IT team and third-party service providers. All employees and consultants are directed to report to our senior management any irregular or suspicious activity that could indicate a cybersecurity threat or incident. The Audit Committee of our Board of Directors evaluates our cybersecurity assessment and management policies, including quarterly interviews with our senior officers and independent registered accounting firm.
Item 2. Properties
We maintain our corporate offices at 150 N. Radnor Chester Road, Suite F200, Radnor, PA 19087 under a virtual office lease. We lease our corporate and other office premises under monthly rental agreements at a nominal cost. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings
We are not currently a party to any material proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm, and other factors.
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
Holders of Common Stock
As of March 15, 2024, we had approximately 29 stockholders of record. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the operation of our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, current and anticipated capital requirements, business prospects, and other factors our board of directors deems relevant, and subject to applicable laws and the restrictions contained in any future financing instruments.
Recent Sales of Unregistered Securities
None.
Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section entitled “Forward-Looking Statements and Market Data.” As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company focused on developing medicines to target diseases driven by abnormally elevated aldosterone. Our clinical-stage product candidate, lorundrostat, is a proprietary, orally administered, highly selective ASI that we are initially developing for the treatment of cardiorenal conditions affected by abnormally elevated aldosterone, including hypertension and CKD. In the United States, there are over 115 million patients who have sustained elevated BP, or hypertension, and more than half of this population fails to achieve their BP goals, defined as BP of below 130/80 mmHg, with currently available medications. There are over 30 million treated patients who do not achieve their BP goal, of whom approximately 20 million have systolic BP levels greater than 140 mmHg. Patients with hypertension that persists despite taking two or more medications have 1.8 and 2.5 times greater mortality risk due to either cardiovascular disease or stroke, respectively. In a Phase 2 proof-of-concept clinical trial evaluating 200 subjects with uHTN or rHTN, lorundrostat demonstrated a clinically meaningful and statistically significant reduction in BP with once-daily dosing and was well tolerated. Abnormally elevated aldosterone levels are a key factor in driving hypertension in approximately 25% of hypertensive patients. In addition to hypertension, we intend to investigate the benefits of lorundrostat in subjects with hypertension and CKD. We believe that our product candidate holds promise to be an innovative solution for the rapidly growing unmet need in multiple cardiorenal metabolic disorders.
Clinical Highlights
Pivotal Hypertension Program
In April 2023, we initiated our first pivotal trial, Advance-HTN, a randomized, double-blind, placebo-controlled Phase 2 clinical trial to evaluate the safety and efficacy of lorundrostat for the treatment of uHTN or rHTN, when used as an add-on therapy to a standardized background treatment of two or three antihypertensive medications in 261 adult subjects. Subjects who meet screening criteria, will have their existing hypertension medications discontinued and start on a standard regimen of an ARB and a diuretic, if previously on two medications, or a standard regimen of ARB, diuretic and calcium channel blocker if previously on three to five medications. Subjects who remain hypertensive, despite the standardized regimen are then randomized into three cohorts and treated for twelve weeks: lorundrostat 50 mg QD, lorundrostat 50 mg QD and an option to titrate to 100 mg QD at week four based on defined criteria or placebo. The primary endpoint of the trial will be change in 24-hour ambulatory systolic BP at week twelve from baseline for active cohorts versus placebo. Topline data from this trial is anticipated in the fourth quarter of 2024.
In December 2023, we also initiated our second pivotal trial, Launch-HTN, a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate the safety and efficacy of lorundrostat for the treatment of uHTN or rHTN, when used as an add-on therapy to their existing, prescribed background treatment of two to five antihypertensive medications in up to approximately 1,000 adult subjects. Subjects are then randomized into three cohorts and treated for twelve weeks: lorundrostat 50 mg QD, lorundrostat 50 mg QD and an option to titrate to 100 mg QD at week six based on defined criteria or placebo. The primary endpoint of the trial will be change in office measured systolic BP at week twelve from baseline for active cohorts versus placebo. Topline data from this trial is expected in the second half of 2025.
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
The Explore-CKD trial is designed to evaluate lorundrostat in hypertensive subjects with Stage 2 to 3b CKD. The Phase 2 clinical trial is being modified from its original design to enroll both naïve to and patients on SGLT2 inhibitors. This change reflects how SGLT2 inhibitors have quickly become standard of care for patients with CKD. We will also have all study participants stay on an SGLT2 inhibitor throughout the course of the trial. We have also decided to lower the eGFR criteria for the proof-of-concept study from 45ml/

min/1.73m2 to 30ml/min/1.73m2 and have eliminated the original Part B profiling portion of the study. Lastly, the study periods will be reduced from eight weeks to four weeks which we believe will provide ample time to demonstrate clinical benefit on BP reduction and kidney benefit. The primary endpoint remains change in systolic BP and an exploratory endpoint is percent change from baseline in 24-hour urinary albumin creatinine ratio at week four. As this is an exploratory trial, interim data analyses may be conducted at one or more points in time. Topline data from this trial continues to be anticipated between the fourth quarter of 2024 and the first quarter of 2025.
Financial Overview
We commenced our operations in May 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our product candidate, lorundrostat, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, and providing other general and administrative support for our operations. As of December 31, 2023, we had cash, cash equivalents, and investments of $239.0 million. From inception through the date of this Annual Report, we raised aggregate gross proceeds of approximately $498.8 million from the sale of common stock, convertible preferred stock, convertible notes, and pre-funded warrants. In February 2023, we completed our IPO of 13,800,000 shares of our common stock at a price to the public of $16.00 per share, including the exercise in full by the underwriters of their option to purchase 1,800,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the IPO were approximately $201.4 million, net of underwriting discounts, commissions, and offering costs. In February 2024, we sold 8,339,169 shares of common stock and, to certain purchasers, 549,755 pre-funded warrants to purchase common stock for aggregate gross proceeds of approximately $120.0 million, before deducting offering expenses, in a private placement.
We do not have any products approved for sale, have not generated any revenue, and have incurred net losses since our inception. Our operations to date have been limited to business planning, raising capital, in-licensing and developing lorundrostat, conducting clinical trials, and other research and development activities. Our net losses for the years ended December 31, 2023 and 2022 were $71.9 million and $29.8 million, respectively. As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of $124.7 million and $52.8 million, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical development activities and other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials for lorundrostat, potentially seek regulatory approval for lorundrostat and any future product candidates we may develop, expand our clinical, regulatory, quality, manufacturing, and commercialization capabilities, obtain, maintain, protect and enforce our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.
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

License Agreement with Mitsubishi Tanabe
In July 2020, we entered into the Mitsubishi License with Mitsubishi Tanabe, pursuant to which Mitsubishi Tanabe granted us an exclusive, worldwide, royalty-bearing, sublicensable license under Mitsubishi Tanabe’s patent and other intellectual property rights to exploit Lorundrostat Products for the prevention, treatment, diagnosis, detection, monitoring, or predisposition testing with respect to indications, diseases, and conditions in humans. Pursuant to the Mitsubishi License, we paid Mitsubishi Tanabe a $1.0 million upfront fee and development milestone payments of $9.0 million in the aggregate. We have remaining obligations to pay Mitsubishi Tanabe commercial milestone payments of up to $155.0 million in the aggregate upon first commercial sale and upon meeting certain annual sales targets, as well as additional commercial milestone payments of up to $10.0 million for a second indication. Additionally, we are obligated to pay Mitsubishi Tanabe tiered royalties at percentages ranging from the mid-single digits to ten percent (10%) of aggregate net sales of each Lorundrostat Product on a Lorundrostat Product-by-Lorundrostat Product and country-by-country basis, until the later of (i) the expiration of the last-to-expire valid Mitsubishi Tanabe patent claim covering a Lorundrostat Product, (ii) ten years from the first commercial sale of a Lorundrostat Product, or (iii) the expiration of regulatory exclusivity in such country. Such royalties are subject to reduction under specified conditions, including lack of patent coverage and generic competition. We incurred $9.0 million and $0 of research and development expenses related to the Mitsubishi License during the years ended December 31, 2023 and 2022, respectively. The development milestones of $4.0 million and $5.0 million were achieved in March 2023 and December 2023, respectively, and related to the initiation of our pivotal clinical program of lorundrostat. These payments satisfied in full the aggregate development milestone payments described above.
We are obligated to use commercially reasonable efforts to conduct and complete the development activities and to file for regulatory approval for at least one Lorundrostat Product in a major market country and consider in good faith developing at least one Lorundrostat Product in a non-major market country. If we elect to sublicense our rights under the Mitsubishi License to a third party with respect to exploitation of lorundrostat or any Lorundrostat Product in certain countries in Asia, we have agreed to negotiate such a sublicense first, for a specified period of time, with Mitsubishi Tanabe, if Mitsubishi Tanabe notifies us that it would like to obtain such a sublicense. We also agreed not to commercialize any competing product prior to three years following the first commercial sale of the first Lorundrostat Product in any country without Mitsubishi Tanabe’s prior consent. For additional information regarding the Mitsubishi License, including termination provisions, see “Business—License Agreement with Mitsubishi Tanabe.”
Private Placement Offering
On February 7, 2024, we entered into a securities purchase agreement (the Purchase Agreement) with the purchasers named therein (the Purchasers), for the private placement (the Private Placement) of (i) 8,339,169 shares (the Shares) of our common stock at a price of $13.50 per Share, and (ii) with respect to certain Purchasers, Pre-Funded Warrants to purchase an aggregate of 549,755 shares of common stock (the Pre-Funded Warrants) in lieu of shares of common stock, at a purchase price of $13.499 per Pre-Funded Warrant (the shares of common stock issuable upon exercise of the Pre-Funded Warrants, the Warrant Shares) for aggregate gross proceeds of approximately $120.0 million, before deducting offering expenses. We expect to use the net proceeds from the Private Placement to fund the research and development of lorundrostat and for working capital and general corporate purposes.
Each Pre-Funded Warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance, and will not expire. Under the terms of the Pre-Funded Warrants, we may not effect the exercise of any portion of any Pre-Funded Warrant, and a holder will not have the right to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause a holder (together with its affiliates) to own more than a specified beneficial ownership limitation of either 4.99%, 9.99% or 19.99% (as selected by such holder prior to the issuance of the Pre-Funded Warrant) of the number of shares of common stock outstanding immediately after giving effect to such exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 19.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice is delivered to us.
Pursuant to the Purchase Agreement, the Company agreed to file a registration statement with the SEC within 60 days after the closing of the Private Placement (subject to certain exceptions) for purposes of registering the resale of the Shares and the Warrant Shares, to use its reasonable best efforts to have such registration statement declared effective within the time period set forth in the Purchase Agreement, and to keep such registration statement effective until the earliest of (i) the time as all of the Shares and Warrant Shares purchased by the Purchasers pursuant to the terms of the Purchase Agreement have been sold pursuant to the registration statement, or (ii) such time as the Shares and Warrant Shares become eligible for resale by non-affiliates without any volume limitations or other restrictions pursuant to Rule 144 under the Securities Act or any other rule of similar effect.
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
Other Income, Net
Interest Income, Net
Interest income reported in each period is associated with our investments in money market funds and U.S. treasuries, net of fees, or other related expenses.

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended,
	December 31,
	2023	2022	Change
	(in thousands)
Research and development expenses	$(70,361)	$(26,250)	(44,111)
General and administrative expenses	(14,296)	(5,229)	(9,067)
Total other income, net	12,759	1,680	11,079
Net loss	$(71,898)	$(29,799)	$(42,099)
Research and Development Expenses
Research and development expenses increased by $44.1 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, which was primarily due to increases of $21.4 million in preclinical and clinical costs, driven by the initiation of the lorundrostat pivotal program beginning in the second quarter of 2023, $9.0 million in license fees under the Mitsubishi License upon achieving a development milestones of lorundrostat in March and December of 2023, $7.8 million in clinical supply, manufacturing, and regulatory costs, $5.6 million in higher compensation expense resulting from additions to headcount and stock-based compensation, and $0.3 million in other research and development expenses.
General and Administrative Expenses
General and administrative expenses increased by $9.1 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to $3.8 million in higher professional fees associated with operating as a public company, $3.4 million in higher compensation expense resulting from additions to headcount and stock-based compensation, $1.1 million of higher insurance expense primarily associated with new director and officer insurance policies, and $0.8 million in higher other administrative expenses.
Total Other Income, Net
Total other income, net increased by $11.1 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, which was primarily attributable to increased interest earned on our investments in money market funds and U.S. treasuries.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and have negative cash flows from operations for the foreseeable future as we continue the development of, seek regulatory approval for, and potentially commercialize lorundrostat, seek to identify, assess, acquire, and in-license intellectual property related to or develop additional product candidates and operate as a public company. From inception through the date of this Annual Report, we raised aggregate gross proceeds of approximately $498.8 million from the sale of common stock, convertible preferred stock, convertible notes, and pre-funded warrants. As of December 31, 2023, we had cash, cash equivalents, and investments of $239.0 million. In February 2023, we completed our IPO of 13,800,000 shares of our common stock sold at a price to the public of $16.00 per share, including the exercise in full by the underwriters of their option to purchase 1,800,000 additional shares of our common stock, for net proceeds of approximately $201.4 million, net of underwriting discounts, commissions, and offering costs. In February 2024, we sold 8,339,169 Shares and, to certain Purchasers, 549,755 Pre-Funded Warrants for aggregate gross proceeds of approximately $120.0 million, before deducting offering expenses, in a private placement.

Our primary uses of cash to date have been to fund our research and development activities, including with respect to lorundrostat, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.
Funding Requirements
Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of December 31, 2023 will be sufficient to allow us to fund our operations for at least twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
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
•costs associated with any products or technologies that we may in-license or acquire; and
•the other risks and uncertainties described under the heading “Risk Factors,” “Forward-Looking Statements and Market Data,” and elsewhere in this Annual Report.
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

Cash Flows
Comparison of the Years Ended December 31, 2023 and 2022
Since our inception, we have primarily used our available cash to fund expenditures related to the in-license and development of lorundrostat. The following table sets forth a summary of cash flows for the periods presented:

	Year Ended
	December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(81,173)	$(29,221)
Investing activities	(160,472)	(21,759)
Financing activities	203,248	128,019
Net	$(38,397)	$77,039
Operating Activities
Net cash used in operating activities of $81.2 million during the year ended December 31, 2023 increased, compared to $29.2 million during the year ended December 31, 2022, which was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, the development of lorundrostat and related clinical trial expenses, personnel and compensation expense, legal and professional fees to support our operations, and general working capital requirements. The $52.0 million increase in cash used consisted of an increase in net loss, adjusted for non-cash expenses of approximately $43.7 million and the net effect of changes in working capital of $8.3 million.
Investing Activities
Net cash used in investing activities of $160.5 million during the year ended December 31, 2023 increased, compared to $21.8 million during the year ended December 31, 2022, which was attributable to increased purchases of marketable securities of $276.2 million during the year ended December 31, 2023 subsequent to receiving cash proceeds from our IPO in February 2023, partially offset by increased maturities of marketable securities of $137.5 million during the year ended December 31, 2023.
Financing Activities
Net cash provided by financing activities of $203.2 million during the year ended December 31, 2023 increased, compared to $128.0 million during the year ended December 31, 2022. During the year ended December 31, 2023, we received net proceeds of $203.0 million from the sale of our common stock in our IPO in February 2023. During the year ended December 31, 2022, we received $129.6 million in net proceeds from the issuance and sale of our Series A and Series B convertible preferred stock.
Contractual Obligations and Commitments
Under the Mitsubishi License, we have milestone payment obligations that are contingent upon the achievement of specified levels of product sales and are required to make certain royalty payments in connection with the sale of products developed under the agreement. We are currently unable to estimate the timing or likelihood of achieving other future milestones or making future product sales. See above and Note 4. “Commitments and Contingencies” to our financial statements included elsewhere in this Annual Report for additional information regarding the Mitsubishi License.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services, and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts.
Critical Accounting Estimates
We have prepared the financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its critical estimates, including those related to prepaid and accrued research and development expenses. We base our estimates on our historical experience and on assumptions that we believe are reasonable; however, actual results may differ materially from these estimates under different assumptions or conditions.
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
Prepaid and expense accruals related to clinical trials are based on our estimates of services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the enrollment of patients and the completion of clinical trial milestones. In accruing costs, we estimate the period over which services will be performed and the level of effort to be expended in each period based on patient enrollment, clinical site activations, or information provided to us by our vendors on their actual costs incurred. Any estimates of the level of services performed or the costs of these services could differ from actual results.
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
We estimate the fair value of option grants using the Black-Scholes option pricing model. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 2. “Summary of Significant Accounting Policies” of the notes to our financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during 2023 and 2022.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of December 31, 2023, our cash equivalents and investments consisted of money market funds and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our short-term cash equivalents and investments is subject to change as a result of potential changes in market interest rates. Due to the nature of our cash equivalents and investments, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the periods presented.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Mineralys Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Mineralys Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Ernst & Young LLP
March 21, 2024
We have served as the Company’s auditor since 2022.
Denver, Colorado

Mineralys Therapeutics, Inc.
Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$49,304	$87,701
Investments	187,263	22,409
Prepaid and other current assets	12,536	2,701
Total current assets	249,103	112,811
Investments, noncurrent	2,482	—
Other assets	51	1,631
Total assets	$251,636	$114,442

Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$601	$1,907
Accrued liabilities	9,881	6,160
Total current liabilities	10,482	8,067
Commitments and contingencies (Note 4)
Series A convertible preferred stock, $0.0001 par value, 0 and 86,332,216 shares authorized and 0 and 86,332,216 shares issued and outstanding as of December 31, 2023 and 2022, respectively, $0 and $41,180 aggregate liquidation preference as of December 31, 2023 and 2022, respectively	—	40,987
Series B convertible preferred stock, $0.0001 par value, 0 and 136,510,868 shares authorized and 0 and 136,510,868 shares issued and outstanding as of December 31, 2023 and 2022, respectively, $0 and $118,000 aggregate liquidation preference as of December 31, 2023 and 2022, respectively	—	117,657
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 500,000,000 and 319,000,000 shares authorized and 41,133,916 and 6,419,238 shares issued and outstanding as of December 31, 2023 and 2022, respectively	4	1
Additional paid-in capital	365,858	540
Accumulated deficit	(124,708)	(52,810)
Total stockholders’ equity (deficit)	241,154	(52,269)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$251,636	$114,442
The accompanying notes are an integral part of these financial statements.

Mineralys Therapeutics, Inc.
Statements of Operations
(in thousands, except share and per share data)

	Year Ended
	December 31,
	2023	2022
Operating expenses:
Research and development	$70,361	$26,250
General and administrative	14,296	5,229
Total operating expenses	84,657	31,479
Loss from operations	(84,657)	(31,479)
Interest income, net	12,756	1,676
Other income	3	4
Total other income, net	12,759	1,680
Net loss	$(71,898)	$(29,799)
Net loss per share attributable to common stockholders, basic and diluted	$(1.99)	$(5.77)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	36,188,254	5,167,296
The accompanying notes are an integral part of these financial statements.

Mineralys Therapeutics, Inc.
Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	61,180,259	$28,996	—	$—	5,441,980	$1	$85	$(23,011)	$(22,925)
Issuance of Series A convertible preferred stock, net of issuance costs of $7	25,151,957	11,991	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $343	—	—	136,510,868	117,657	—	—	—	—	—
Issuance of restricted stock awards	—	—	—	—	977,258	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	455	—	455
Net loss	—	—	—	—	—	—	—	(29,799)	(29,799)
Balance as of December 31, 2022	86,332,216	40,987	136,510,868	117,657	6,419,238	1	540	(52,810)	(52,269)
Conversion of preferred stock to common stock upon closing of initial public offering	(86,332,216)	(40,987)	(136,510,868)	(117,657)	20,637,415	2	158,642	—	158,644
Issuance of common stock from initial public offering, net of issuance costs of $19,441	—	—	—	—	13,800,000	1	201,358	—	201,359
Issuance of common stock from stock option exercises	—	—	—	—	268,534	—	194	—	194
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	8,729	—	64	—	64
Stock-based compensation	—	—	—	—	—	—	5,060	—	5,060
Net loss	—	—	—	—	—	—	—	(71,898)	(71,898)
Balance as of December 31, 2023	—	$—	—	$—	41,133,916	$4	$365,858	$(124,708)	$241,154
The accompanying notes are an integral part of these financial statements.

Mineralys Therapeutics, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,898)	$(29,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on held-to-maturity securities	(6,865)	(649)
Stock-based compensation	5,060	455
Changes in operating assets and liabilities:
Accrued interest receivable	(355)	—
Prepaid and other current assets	(9,530)	(2,240)
Accounts payable and accrued liabilities	2,415	3,012
Net cash used in operating activities	(81,173)	(29,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(347,972)	(71,759)
Maturity of marketable securities	187,500	50,000
Net cash used in investing activities	(160,472)	(21,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in initial public offering, net of offering costs	202,990	(1,629)
Proceeds from stock option exercises	194	—
Proceeds from the issuance of common stock for cash under employee stock purchase plan	64	—
Proceeds from the issuance of Series A convertible preferred stock, net of offering costs	—	11,991
Proceeds from the issuance of Series B convertible preferred stock, net of offering costs	—	117,657
Net cash provided by financing activities	203,248	128,019

Net increase (decrease) in cash and cash equivalents	(38,397)	77,039
Cash, cash equivalents, and restricted cash - beginning	87,701	10,662
Cash and cash equivalents - ending(1)	$49,304	$87,701

Supplement Disclosure of Non-Cash Financing Activities:
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$159,180	$—
Deferred offering costs included in accounts payable and accrued liabilities	$—	$360
(1)Cash and cash equivalents as of December 31, 2023 exclude investments of $189.7 million. Cash, cash equivalents, and investments amounted to $239.0 million as of December 31, 2023.
The accompanying notes are an integral part of these financial statements.

Mineralys Therapeutics, Inc.
Notes to Financial Statements

Note 1. Nature of Business
Mineralys Therapeutics, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on developing medicines to target diseases driven by abnormally elevated aldosterone. The Company’s clinical-stage product candidate, lorundrostat, is a proprietary, orally administered, aldosterone synthase inhibitor that the Company is initially developing for the treatment of cardiorenal conditions affected by abnormally elevated aldosterone, including hypertension and chronic kidney disease. The Company has initiated a pivotal clinical program of lorundrostat for the treatment of uncontrolled or resistant hypertension and initiated a Phase 2 trial for lorundrostat in hypertensive patients with Stage 2 to 3b chronic kidney disease. The Company was incorporated as a Delaware corporation in May 2019, and it is headquartered in Radnor, Pennsylvania.
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
Liquidity and Capital Resources
Since its inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. As of December 31, 2023, the Company had an accumulated deficit of $124.7 million and cash, cash equivalents, and investments of $239.0 million. For the year ended December 31, 2023, the Company had a net loss of $71.9 million and net cash used in operating activities of $81.2 million.
From inception to December 31, 2023, the Company has funded its operations by raising aggregate gross proceeds of approximately $378.8 million from the sale of the Company’s common stock, convertible preferred stock, and convertible notes. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company expects to continue to incur substantial losses in the foreseeable future as a result of the Company’s research and development activities. Additional funding will be required in the future to continue with the Company’s planned research and development and other activities. The Company expects to finance its operations through equity offerings, debt financings, and other capital sources, including potential strategic collaborations, licensing, and other similar arrangements. The Company believes that its cash, cash equivalents, and investments as of December 31, 2023 will be sufficient to allow the Company to fund operations for at least twelve months from the issuance date of these financial statements.

Mineralys Therapeutics, Inc.
Notes to Financial Statements

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
Cash, Cash Equivalents, and Restricted Cash
All highly liquid investments that have maturities of 90 days or less at the date of purchase are classified as cash equivalents. As of December 31, 2023 and 2022, the Company did not have any restricted

Mineralys Therapeutics, Inc.
Notes to Financial Statements

cash balances. The following table provides a reconciliation of cash and cash equivalents as reported in the statement of cash flows to the balance sheets (in thousands):

	December 31,
	2023	2022
Cash	$643	$2,872
Cash equivalents	48,661	84,829
Total cash and cash equivalents	$49,304	$87,701
The Company’s cash and cash equivalents balances as of December 31, 2023 include cash balances and amounts held primarily in interest-bearing money market accounts. As of December 31, 2021, the Company had $50 thousand classified as restricted cash, which is reported in the 2022 opening cash, cash equivalents, and restricted cash balance reported in the statements of cash flows.
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
Risks and Uncertainties
The Company has not yet generated any revenue from the sale of its products and is subject to all of the risks and uncertainties that are typically faced by biopharmaceutical companies that devote substantially all of their efforts to research and development and clinical trials and do not yet have commercial products. The Company expects to continue incurring losses for the foreseeable future.
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
•Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of assets and liabilities)
For certain financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, and certain accrued liabilities, the recorded amount approximates estimated fair value due to their relatively short maturity period. Refer to Note 3. “Fair Value of Financial Instruments” for additional details of the Company’s financial instruments.

Mineralys Therapeutics, Inc.
Notes to Financial Statements

Investments
The Company generally invests its excess cash in money market funds and investment-grade short- and long-term fixed-income debt securities, such as U.S. Treasury bills. Such investments are included in cash and cash equivalents, current investments, and investments - noncurrent in the balance sheets.
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
The Company invested in marketable securities during the years ended December 31, 2023 and 2022, and no impairment charges were recorded. For held-to-maturity investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized within other income, net in the Company’s statements of operations and a new cost basis in the investment is established.
Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of December 31, 2023 and 2022 were $0 and $1.6 million, respectively. Such costs are classified in other assets on the balance sheets.
Convertible Preferred Stock
The Company records convertible preferred stock at fair value on the dates of issuance, net of issuance costs. Upon the occurrence of certain events that are outside the Company’s control, including a deemed liquidation event, holders of the convertible preferred stock can cause redemption for cash. Therefore, the convertible preferred stock is classified outside of stockholders’ deficit on the balance sheets as events triggering the redemption for cash were not solely within the Company’s control. The carrying values of the convertible preferred stock are adjusted to their liquidation preferences if and when it becomes probable that such a liquidation event will occur. In February 2023, the Company’s convertible preferred stock converted into shares of the Company’s common stock of which carrying value at the date of conversion was converted to permanent equity, which is described in more detail in Note 6. “Capital Stock.”
Research and Development Expenses
Research and development costs, both internal and external, are expensed as incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided to the Company by its clinical sites and vendors. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of the Company. The Company’s research and development expenses consist primarily of clinical trial expenses, consulting and employee-related costs, and costs associated with required regulatory filings, licenses, and fees.
Non-refundable advance payments for goods and services that will be used in future research and development activities are capitalized and recorded as expense in the period that the Company receives the

Mineralys Therapeutics, Inc.
Notes to Financial Statements

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
Compensation expense related to awards is recognized on a straight-line basis by recognizing the grant date fair value over the associated service period of the award, which is generally the vesting term. Management evaluates its award grants and modifications and will adjust the fair value if any are determined to be spring-loaded. The Company accounts for forfeitures as they occur.

Mineralys Therapeutics, Inc.
Notes to Financial Statements

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

	Year Ended
	December 31,
	2023	2022
Outstanding options	2,540,279	1,365,442
Unvested restricted stock awards	1,007,930	1,199,136
Convertible preferred stock (as converted into common stock)	—	20,637,415
Total	3,548,209	23,201,993
Income Taxes
Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (ASC 740), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all of the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based on the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2023 and 2022, the Company does not have any significant uncertain tax positions. If the Company were to incur interest and penalties on uncertain tax positions, it would classify them as income tax expense.
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

Mineralys Therapeutics, Inc.
Notes to Financial Statements

Note 3. Fair Value of Financial Instruments
The following table presents financial instruments measured at fair value on a recurring basis based on the fair value hierarchy as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
	Level 1
Assets
Cash equivalents
Money market funds	$48,661	$84,829
There were no transfers within the fair value hierarchy during the periods presented.
The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instrument disclosed herein:
Money Market Funds —The carrying amounts of money market funds reported as cash and cash equivalents in the balance sheets approximate their fair values due to their short-term nature. The fair values of money market funds are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
U.S. Treasury Bills—As of December 31, 2023 and 2022, the Company had short- and/or long-term U.S. Treasury bills. Fair values of these securities are determined by Level 2 inputs utilizing quoted prices (unadjusted) in active markets for similar assets. The following table presents held-to-maturity U.S. Treasury bills information as of each reported date (in thousands):

		As of December 31, 2023
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Investments	between 3 and 12 months	$187,263	$187,293
Investments, noncurrent	greater than 1 year	2,482	2,486
Total		$189,745	$189,779

		As of December 31, 2022
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Investments	between 3 and 6 months	$22,409	$22,386
Note 4. Commitments and Contingencies
License Agreement with Mitsubishi Tanabe
In July 2020, the Company entered into a license agreement (the Mitsubishi License) with Mitsubishi Tanabe Pharmaceutical Company (Mitsubishi Tanabe), pursuant to which Mitsubishi Tanabe granted the Company an exclusive, worldwide, royalty-bearing, sublicensable license under Mitsubishi Tanabe’s patent and other intellectual property rights to exploit products incorporating lorundrostat (formerly MT-4129) (Lorundrostat Products) for the prevention, treatment, diagnosis, detection, monitoring, or predisposition testing with respect to indications, diseases, and conditions in humans. Pursuant to the Mitsubishi License, the Company paid Mitsubishi Tanabe a $1.0 million upfront fee and development milestone payments of $9.0 million in the aggregate. The Company has remaining obligations to pay Mitsubishi Tanabe commercial milestone payments of up to $155.0 million in the aggregate upon first commercial sale and upon meeting certain annual sales targets, as well as additional commercial milestone payments of up to $10.0 million for a

Mineralys Therapeutics, Inc.
Notes to Financial Statements

second indication. Additionally, the Company is obligated to pay Mitsubishi Tanabe tiered royalties at percentages ranging from the mid-single-digits to ten percent (10%) of aggregate net sales of each Lorundrostat Product on a Lorundrostat Product-by-Lorundrostat Product and country-by-country basis, until the later of (i) the expiration of the last-to-expire valid Mitsubishi Tanabe patent claim covering a Lorundrostat Product, (ii) ten years from the first commercial sale of a Lorundrostat Product, or (iii) the expiration of regulatory exclusivity in such country. Such royalties are subject to reduction under specified conditions, including lack of patent coverage and generic competition.
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
The Company incurred $9.0 million and $0 of research and development expenses related to the Mitsubishi License during the years ended December 31, 2023 and 2022, respectively. The development milestones of $4.0 million and $5.0 million were achieved in March 2023 and December 2023, respectively, and related to the Company’s initiation of its pivotal clinical program of lorundrostat. These payments satisfied in full the aggregate development milestone payments described above.
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2023 and 2022, and no material legal proceedings are currently pending or threatened.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers of the Company and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification

Mineralys Therapeutics, Inc.
Notes to Financial Statements

arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2023 and 2022.
Note 5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Research and development expenses	$7,122	$4,846
Compensation and benefits	1,599	665
Professional fees and other	1,160	649
Total	$9,881	$6,160
Note 6. Capital Stock
As of December 31, 2023, the Company had reserved authorized shares of common stock for future issuance as follows:

December 31,
2023
Shares available for grant under the 2023 Plan	3,206,629
Common stock options outstanding	2,540,279
Shares available for grant under the ESPP	391,271
Total	6,138,179
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

Mineralys Therapeutics, Inc.
Notes to Financial Statements

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
Private Placement Offering
On February 7, 2024, the Company entered into a securities purchase agreement (the Purchase Agreement) with the purchasers named therein (the Purchasers), for the private placement (the Private Placement) of (i) 8,339,169 shares (the Shares) of the Company’s common stock at a price of $13.50 per Share, and (ii) with respect to certain Purchasers, pre-funded warrants to purchase an aggregate of 549,755 shares of common stock (the Pre-Funded Warrants) in lieu of shares of common stock, at a purchase price of $13.499 per Pre-Funded Warrants (the shares of common stock issuable upon exercise of the Pre-Funded Warrants, the Warrant Shares). The aggregate gross proceeds for the Private Placement were approximately $120.0 million, before deducting offering expenses. The Company expects to use the net proceeds from the Private Placement to fund the research and development of lorundrostat and for working capital and general corporate purposes.
Each Pre-Funded Warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance, and will not expire. Under the terms of the Pre-Funded Warrants, the Company may not effect the exercise of any portion of any Pre-Funded Warrant, and a holder will not have the right to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause a holder (together with its affiliates) to own more than a specified beneficial ownership limitation of either 4.99%, 9.99% or 19.99% (as selected by such holder prior to the issuance of the Pre-Funded Warrant) of the number of shares of common stock outstanding immediately after giving effect to such exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 19.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice is delivered to the Company.
Pursuant to the Purchase Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (the SEC) within 60 days after the closing of the Private Placement (subject to certain exceptions) for purposes of registering the resale of the Shares and the Warrant Shares, to use its reasonable best efforts to have such registration statement declared effective within the time period set forth in the Purchase Agreement, and to keep such registration statement effective until the earliest of (i) the time as all of the Shares and Warrant Shares purchased by the Purchasers pursuant to the terms of the Purchase Agreement have been sold pursuant to the registration statement, or (ii) such time as the Shares and Warrant Shares become eligible for resale by non-affiliates without any volume limitations or other restrictions pursuant to Rule 144 under the Securities Act of 1933, as amended, or any other rule of similar effect.
Note 7. Stock-Based Compensation
2023 Incentive Award Plan
In February 2023, the Company’s board of directors adopted and stockholders approved the 2023 Incentive Award Plan that became effective upon the closing of the IPO (2023 Plan), under which the Company may grant stock options, restricted stock awards (RSAs), dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to its employees, consultants, and directors. The number of shares of the Company’s common stock initially available for issuance under awards granted pursuant to the 2023 Plan was the sum of (i) 4,650,000 shares of the Company’s common stock, plus (ii) any shares subject to outstanding awards under the 2020 Plan described below as of the effective date of the 2023 Plan that become available for issuance under the 2023 Plan thereafter in accordance with its terms.

Mineralys Therapeutics, Inc.
Notes to Financial Statements

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
2020 Equity Incentive Plan
On July 7, 2020, the board of directors adopted, and the Company’s stockholders approved, the 2020 Equity Incentive Plan. The 2020 Equity Incentive Plan, as amended and restated (the 2020 Plan), provided for the grant of incentive stock options to employees of the Company, and for the grant of non-statutory stock options, RSAs, restricted stock unit awards, and other forms of stock awards to employees, directors, and consultants of the Company.
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
The board of directors or a designated committee of the board of directors is responsible for the administration of the 2023 Plan, and previously the 2020 Plan, and determines the term, exercise price, and vesting terms of each award. Under the terms of existing awards, all stock option grants expire ten years from the grant date. New option grants could not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date and generally vested over a period of four years. The Company issues new shares of common stock upon exercise of stock options or issuance of RSAs.
As of December 31, 2023, the Company had the following balances by plan:

	Options Outstanding	Unvested RSAs	Shares Available for Grant
2023 Plan	1,451,985	—	3,206,629
2020 Plan	1,088,294	1,007,930	—
Total	2,540,279	1,007,930	3,206,629

Mineralys Therapeutics, Inc.
Notes to Financial Statements

Stock Options
The following is a summary of the Company’s stock option activity under its 2023 Plan and 2020 Plan:

	Shares	Weighted-Average Exercise Price	Total Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life (Years)
Options outstanding as of December 31, 2021	527,387	$0.67	$105	9.4
Options granted	838,055	$1.18
Options outstanding as of December 31, 2022	1,365,442	$0.98	$15,561	9.1
Options granted	1,588,235	$15.19
Options exercised	(268,534)	$0.73
Options forfeited or expired	(144,864)	$14.85
Options outstanding as of December 31, 2023	2,540,279	$9.10	$8,291	8.8
Options vested and exercisable as of December 31, 2023	464,934	$2.74	$3,113	8.2
As of December 31, 2023, the Company had $15.2 million of unrecognized share-based compensation expense related to stock option awards that is expected to be recognized over a weighted-average period of approximately 1.5 years. For the years ended December 31, 2023 and 2022, the total fair value of options vested was $1.5 million and $0.1 million, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2023 and 2022 was $3.2 million and $0, respectively.
The weighted-average grant date fair value per share for options granted during the years ended December 31, 2023 and 2022 was $12.41 and $2.12, respectively. The following table presents the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the following periods:

	Year Ended
	December 31,
	2023	2022
Exercise price	$15.19	$1.18
Expected term (years)	6.01 years	6.07 years
Expected stock price volatility	104.6%	92.2%
Risk-free rate of interest	3.9%	3.0%
Expected dividend yield	—%	—%
On February 14, 2024, the Company’s board of directors approved the grant under the 2023 Plan of stock options to purchase an aggregate of 1,469,600 shares of its common stock to certain of the Company’s employees at an exercise price equal of $14.25.
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

Mineralys Therapeutics, Inc.
Notes to Financial Statements

The following is a summary of the Company’s RSA activity under its 2023 Plan and 2020 Plan:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2021	337,639	$0.0108
Granted	977,258	$1.7512
Vested	(115,761)	$0.0010
Unvested as of December 31, 2022	1,199,136	$1.4290
Vested	(191,206)	$0.3493
Unvested as of December 31, 2023	1,007,930	$1.6338
As of December 31, 2023, the Company had $1.0 million of unrecognized share-based compensation expense related to RSAs that is expected to be recognized over a weighted-average period of approximately 1.3 years. For the years ended December 31, 2023 and 2022, the total fair value of RSAs vested was $0.1 million in each year.
2023 Employee Stock Purchase Plan
In February 2023, the Company’s board of directors and stockholders approved the 2023 Employee Stock Purchase Plan (ESPP), which became effective upon the closing of the Company’s IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to a specified percentage of their eligible compensation withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. A total of 400,000 shares of the Company’s common stock was initially reserved for issuance under the ESPP. The first ESPP offering period commenced on July 1, 2023, with each new six-month offering period beginning each January 1 and July 1. ESPP purchases of common stock occur at a price equal to 85% of the lower of (i) the closing price on the first trading day of the offering period or (ii) the closing price on the last trading day of the offering period. As of December 31, 2023, the Company had 391,271 shares available for issuance and 8,729 cumulative shares had been issued under the ESPP.
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
Total stock-based compensation expense reported in the statements of operations was allocated as follows (in thousands):

	Year Ended
	December 31,
	2023	2022
Research and development	$2,263	$200
General and administrative	2,797	255
Total	$5,060	$455

Mineralys Therapeutics, Inc.
Notes to Financial Statements

Note 8. Income Taxes
There was no current or deferred income tax expense or benefit for the years ended December 31, 2023 and 2022, due to the Company’s net loss and increases in its deferred tax asset valuation allowance. The components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
Net operating loss carryforwards	$7,890	$5,738
Research and development credit carryforwards	5,671	1,357
Capitalized research and development costs	15,037	5,367
Intangible assets	2,048	270
Other	857	183
Total deferred tax assets	31,503	12,915
Valuation allowance	(31,503)	(12,915)
Deferred tax assets, net of valuation allowance	$—	$—
The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets, which are dependent on future earnings, if any, the timing and amount of which are uncertain. The Company periodically evaluates the recoverability of the deferred tax assets. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. The Company’s valuation allowance increased by approximately $18.6 million and $7.6 million for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, the Company had federal net operating loss (NOL) carryforwards of $35.0 million and $25.7 million available to reduce future taxable income, respectively. The federal NOL carryforward has no expiration as a result of the Tax Cuts and Jobs Act of 2017. As of December 31, 2023 and 2022, the Company had $8.6 million and $5.3 million, respectively, of state NOL carryforwards that begin expiring in 2041.
As of December 31, 2023 and 2022, the Company had federal and state research and development tax credit carryforwards of $5.7 million and $1.4 million, respectively, to reduce future taxable income. The federal research and development tax credit carryforwards begin to expire in 2040. Research and development tax credit carryforwards associated with California carry forward indefinitely. Research and development tax credit carryforwards associated with other states begin expiring in 2038.
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

Mineralys Therapeutics, Inc.
Notes to Financial Statements

The Company’s effective tax rate for the years ended December 31, 2023 and 2022 was 0%. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended:

	December 31,
	2023	2022
Statutory federal income tax rate	21.00%	21.00%
State income taxes, net of federal tax benefits	(0.29)	1.69
Research and development credits	5.74	2.81
Permanent items and other	(0.60)	(0.11)
Change in valuation allowance	(25.85)	(25.39)
Total provision for income taxes	—%	—%
The Company files income tax returns in the U.S. Federal jurisdiction and various state and local jurisdictions. As of December 31, 2023, all years remained subject to examination by tax authorities.
Uncertain tax positions are evaluated based on the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based on new information may lead to changes in recognition, derecognition, and measurement. Adjustment may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. The Company recognizes a tax benefit from an uncertain tax position when it is more-likely-than-not that it will be sustained upon examination by tax authorities.
As of December 31, 2023 and 2022, the Company had $1.1 million and $0.3 million, respectively, in unrecognized tax benefits, which would not affect the effective tax rate if recognized. During the year ended December 31, 2023, the Company’s unrecognized tax benefits increased by approximately $0.8 million related to current year tax positions. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company’s policy is to recognize interest expense and penalties related to income tax matters in income tax expense. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.
The following table summarizes the changes to the Company’s unrecognized tax benefits for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31,
	2023	2022
Beginning balance	$261	$118
Additions related to current year positions	781	143
Additions related to prior year positions	34	—
Ending balance	$1,076	$261
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act of 2017.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act. Management assessed our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the audit committee of our board of directors.
Our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2023, two of our officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules). The material terms of these Rule 10b5-1 trading arrangements are described below:

Name and Title	Action Taken	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Number of Securities

David Rodman, M.D., Chief Medical Officer	Adoption 11/14/2023	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the plan	2/8/24 - 12/31/2024	(1)
Adam Levy, Chief Financial Officer	Adoption 11/14/2023	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the plan	6/11/2024 - 1/30/2026	(2)
________
(1)The executive’s Rule 10b5-1 trading arrangement provides for the sale of up to (i) 10,034 shares of common stock and (ii) 45,436 shares of common stock subject to a stock option award granted to Dr. Rodman that vests ratably over time.

(2)The executive’s Rule 10b5-1 trading arrangement provides for the sale of up to 172,117 shares of common stock subject to a restricted stock award granted to Mr. Levy that vests ratably over time.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our 2024 Proxy Statement.
Our Board has adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our website at www.mineralystx.com. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the code. We have included our website address in this Annual Report solely as an inactive textual reference. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our 2024 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our 2024 Proxy Statement.

Part IV
Item 15. Exhibit and Financial Statement Schedules
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
Item 16. Form 10-K Summary
None.
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	2/14/23	3.1
3.2	Amended and Restated Bylaws	8-K	2/14/23	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	2/2/23	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated June 1, 2022, by and among the Registrant and certain of its stockholders	S-1/A	2/2/23	4.2
4.3	Form of Pre-Funded Warrant	8-K	2/8/24	4.1
4.4	Description of Registered Securities				x
10.1#	Mineralys Therapeutics, Inc. Amended and Restated 2020 Equity Incentive Plan and form of stock option agreement and form of restricted stock agreement thereunder	S-1/A	2/2/23	10.1
10.2#	Mineralys Therapeutics, Inc. 2023 Incentive Award Plan and form of stock option agreement and form of restricted stock unit agreement thereunder	S-1/A	2/2/23	10.2
10.3#	Mineralys Therapeutics, Inc. 2023 Employee Stock Purchase Plan	S-1/A	2/2/23	10.3
10.4#	Non-Employee Director Compensation Policy	S-1/A	2/2/23	10.4
10.5#†	Amended and Restated Employment Letter Agreement, dated February 1, 2023, by and between Jon Congleton and the Registrant	S-1/A	2/2/23	10.5
10.6#†	Amended and Restated Employment Letter Agreement, dated February 1, 2023, by and between David Rodman, M.D. and the Registrant	S-1/A	2/2/23	10.6
10.7#†	Amended and Restated Employment Letter Agreement, dated February 1, 2023, by and between Adam Levy and the Registrant	S-1/A	2/2/23	10.7

10.8#	Form of Indemnification Agreement for Directors and Officers	S-1	1/18/23	10.8
10.9†	License Agreement, dated July 9, 2020, between the Registrant and Mitsubishi Tanabe Pharmaceutical Corporation	S-1	1/18/23	10.9
10.10	Securities Purchase Agreement, dated February 7, 2024, by and between the Registrant and each of the purchasers party thereto	8-K	2/8/24	10.1
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				x
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
97.1	Mineralys Therapeutics, Inc. Policy for Recovery of Erroneously Awarded Compensation				x
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x
__________________
# Indicates management contract or compensatory plan.
†    Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601 of Regulation S-K because it is both not material and is the type that the registrant treats as private or confidential.
*    This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERALYS THERAPEUTICS, INC.

Date:	March 21, 2024	By:	/s/ Jon Congleton
Jon Congleton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Jon Congleton	Chief Executive Officer (principal executive officer)	March 21, 2024
Jon Congleton

/s/ Adam Levy	Chief Financial Officer and Secretary (principal financial and accounting officer)	March 21, 2024
Adam Levy

/s/ Brian Taylor Slingsby	Executive Chairman	March 21, 2024
Brian Taylor Slingsby, M.D., Ph.D., M.P.H.

/s/ Srinivas Akkaraju	Director	March 21, 2024
Srinivas Akkaraju, M.D., Ph.D.

/s/ Alexander Asam	Director	March 21, 2024
Alexander Asam, Ph.D.

/s/ Derek DiRocco	Director	March 21, 2024
Derek DiRocco, Ph.D.

/s/ Olivier Litzka	Director	March 21, 2024
Olivier Litzka, Ph.D.

/s/ Daphne Karydas	Director	March 21, 2024
Daphne Karydas

/s/ Glenn Sblendorio	Director	March 21, 2024
Glenn Sblendorio