Form 10-Q
period 2024-06-30
Mineralys Therapeutics, Inc.
filed 2024-08-13
CIK 1933414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 2, 2024, there were 49,726,675 shares of the registrant’s common stock outstanding.

Mineralys Therapeutics, Inc.
i

Part I - Financial Information
Item 1. Financial Statements
Mineralys Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,856	$49,304
Investments	243,259	187,263
Prepaid and other current assets	6,886	12,536
Total current assets	318,001	249,103
Investments, noncurrent	—	2,482
Property and equipment, net	42	—
Other assets	449	51
Total assets	$318,492	$251,636

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,707	$601
Accrued liabilities	26,690	9,881
Total current liabilities	28,397	10,482
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 49,710,598 and 41,133,916 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5	4
Additional paid-in capital	487,320	365,858
Accumulated deficit	(197,230)	(124,708)
Total stockholders’ equity	290,095	241,154
Total liabilities and stockholders’ equity	$318,492	$251,636
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$39,273	$11,884	$70,027	$24,177
General and administrative	5,895	3,851	10,503	6,496
Total operating expenses	45,168	15,735	80,530	30,673
Loss from operations	(45,168)	(15,735)	(80,530)	(30,673)
Interest income, net	4,152	3,593	8,005	5,922
Other income	2	1	3	2
Total other income, net	4,154	3,594	8,008	5,924
Net loss	$(41,014)	$(12,141)	$(72,522)	$(24,749)
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(0.31)	$(1.54)	$(0.77)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	49,356,287	39,754,981	47,178,288	32,301,136
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	86,332,216	$40,987	136,510,868	$117,657	6,419,238	$1	$540	$(52,810)	$(52,269)
Conversion of preferred stock to common stock upon closing of initial public offering	(86,332,216)	(40,987)	(136,510,868)	(117,657)	20,637,415	2	158,642	—	158,644
Issuance of common stock in initial public offering, net of issuance costs of $19,441	—	—	—	—	13,800,000	1	201,358	—	201,359
Stock-based compensation	—	—	—	—	—	—	749	—	749
Net loss	—	—	—	—	—	—	—	(12,608)	(12,608)
Balance as of March 31, 2023	—	—	—	—	40,856,653	4	361,289	(65,418)	295,875
Stock-based compensation	—	—	—	—	—	—	1,276	—	1,276
Net loss	—	—	—	—	—	—	—	(12,141)	(12,141)
Balance as of June 30, 2023	—	$—	—	$—	40,856,653	$4	$362,565	$(77,559)	$285,010

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	—	$—	—	$—	41,133,916	$4	$365,858	$(124,708)	$241,154
Issuance of common stock and pre-funded warrants in private placement financing, net of offering costs of $3,941	—	—	—	—	8,339,169	1	116,058	—	116,059
Issuance of common stock from stock option exercises	—	—	—	—	159,904	—	149	—	149
Stock-based compensation	—	—	—	—	—	—	2,191	—	2,191
Net loss	—	—	—	—	—	—	—	(31,508)	(31,508)
Balance as of March 31, 2024	—	—	—	—	49,632,989	5	484,256	(156,216)	328,045
Issuance of common stock from stock option exercises	—	—	—	—	58,717	—	54	—	54
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	18,892	—	138	—	138
Stock-based compensation	—	—	—	—	—	—	2,872	—	2,872
Net loss	—	—	—	—	—	—	—	(41,014)	(41,014)
Balance as of June 30, 2024	—	$—	—	$—	49,710,598	$5	$487,320	$(197,230)	$290,095

The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,522)	$(24,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on held-to-maturity securities	(5,356)	(2,837)
Stock-based compensation	5,063	2,025
Depreciation and amortization	17	—
Changes in operating assets and liabilities:
Accrued interest receivable	303	(436)
Prepaid and other current assets	5,337	(5,304)
Accounts payable and accrued liabilities	17,873	(1,860)
Net cash used in operating activities	(49,285)	(33,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(250,657)	(218,890)
Maturity of marketable securities	202,500	62,500
Purchases of property and equipment	(59)	—
Net cash used in investing activities	(48,216)	(156,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants in a private placement offering, net of paid offering costs	116,059	—
Proceeds from stock option exercises	203	—
Proceeds from the issuance of common stock for cash under employee stock purchase plan	138	—
Offering costs paid	(347)	—
Proceeds from issuance of common stock in initial public offering, net of offering costs	—	202,990
Net cash provided by financing activities	116,053	202,990

Net increase in cash and cash equivalents	18,552	13,439
Cash, cash equivalents, and restricted cash - beginning	49,304	87,701
Cash and cash equivalents - ending(1)	$67,856	$101,140

Supplement Disclosure of Non-Cash Financing Activities:
Offering costs included in accounts payable and accrued liabilities	$42	$—
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$—	$159,180
(1)Cash and cash equivalents as of June 30, 2024 exclude investments of $243.3 million. Cash, cash equivalents, and investments amounted to $311.1 million as of June 30, 2024.
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
Liquidity and Capital Resources
Since its inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. As of June 30, 2024, the Company had an accumulated deficit of $197.2 million and cash, cash equivalents, and investments of $311.1 million. For the six months ended June 30, 2024, the Company had a net loss of $72.5 million and net cash used in operating activities of $49.3 million.
From inception to June 30, 2024, the Company has funded its operations by raising aggregate gross proceeds of approximately $498.8 million from the sale of the Company’s common stock, convertible preferred stock, convertible notes, and pre-funded warrants. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company expects to continue to incur substantial losses in the foreseeable future as a result of the Company’s research and development activities. Additional funding will be required in the future to continue with the Company’s planned research and development and other activities. The Company expects to finance its operations through equity offerings, debt financings, and other capital sources, including potential strategic collaborations, licensing, and other similar arrangements. The Company believes that its cash, cash equivalents, and investments as of June 30, 2024 will be sufficient to allow the Company to fund operations for at least twelve months from the issuance date of these condensed financial statements.

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
Cash and Cash Equivalents
All highly liquid investments that have maturities of 90 days or less at the date of purchase are classified as cash equivalents. As of June 30, 2024 and December 31, 2023, the Company did not have any restricted cash balances. The Company’s cash and cash equivalents balances as of June 30, 2024 include cash balances and amounts held primarily in interest-bearing money market accounts. The following table provides a reconciliation of cash and cash equivalents as reported in the statement of cash flows to the balance sheets (in thousands):

	June 30,	December 31,
	2024	2023
Cash	$97	$643
Cash equivalents	67,759	48,661
Total cash and cash equivalents	$67,856	$49,304
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
The Company invested in marketable securities during the six months ended June 30, 2024 and 2023, and no impairment charges were recorded. For held-to-maturity investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized within other income, net in the Company’s condensed statements of operations and a new cost basis in the investment is established.
Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of June 30, 2024 and December 31, 2023 were $0.4 million and $0, respectively. Such costs are classified in other assets on the condensed balance sheets.
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
Net Loss Per Share
The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, unvested restricted stock awards and stock options to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive. The weighted-average number of common shares used in the basic and diluted net loss per common shareholders calculations includes the weighted-average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration. The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	Six Months Ended
	June 30,
	2024	2023
Outstanding options	4,394,713	2,657,113
Unvested restricted stock awards	540,497	1,087,367
Total	4,935,210	3,744,480
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
Note 3. Fair Value of Financial Instruments
The following table presents financial instruments measured at fair value on a recurring basis based on the fair value hierarchy as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
	Level 1
Assets
Cash equivalents
Money market funds	$67,759	$48,661
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
U.S. Treasury Bills—As of June 30, 2024 and December 31, 2023, the Company had short- and long-term U.S. Treasury bills. Fair values of these securities are determined by Level 2 inputs utilizing quoted prices

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

(unadjusted) in active markets for similar assets. The following table presents information about the Company’s investments in held-to-maturity U.S. Treasury bills as of each reported date (in thousands):

		As of June 30, 2024
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Investments	between 3 and 12 months	$243,259	$243,182

		As of December 31, 2023
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Investments	between 3 and 12 months	$187,263	$187,293
Investments, noncurrent	greater than 1 year	2,482	2,486
Total		$189,745	$189,779
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
The Company incurred $0 and $4.0 million of research and development expenses pursuant to the Mitsubishi License during the six months ended June 30, 2024 and 2023, respectively, that related to the Company’s initiation of its pivotal clinical program of lorundrostat. As of June 30, 2024, the Company has paid an aggregate of $9.0 million in development milestone payments and has no remaining development milestone obligations under the Mitsubishi License.
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2024 and 2023, and no material legal proceedings are currently pending or threatened.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers of the Company and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed financial statements as of June 30, 2024 and December 31, 2023.
Note 5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Research and development expenses	$23,277	$7,122
Compensation and benefits	1,334	1,599
Professional fees and other	2,079	1,160
Total	$26,690	$9,881

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 6. Capital Stock
As of June 30, 2024, the Company had reserved authorized shares of common stock for future issuance as follows:

Common stock options outstanding	4,394,713
Shares available for grant under the 2023 Plan	2,799,930
Shares available for grant under the ESPP	783,718
Pre-funded warrants issued and outstanding	549,755
Total	8,528,116
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
Private Placement Offering
On February 7, 2024, the Company entered into a securities purchase agreement (the Purchase Agreement) with the purchasers named therein (the Purchasers), for the private placement (the Private Placement) of (i) 8,339,169 shares (the Shares) of the Company’s common stock at a price of $13.50 per Share, and (ii) with respect to certain Purchasers, pre-funded warrants to purchase an aggregate of 549,755 shares of common stock (the Pre-Funded Warrants) in lieu of shares of common stock, at a purchase price of $13.499 per Pre-Funded Warrants (the shares of common stock issuable upon exercise of the Pre-Funded Warrants, the Warrant Shares) for aggregate net proceeds of approximately $116.1 million. The Company is using the net

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

proceeds from the Private Placement to fund the research and development of lorundrostat and for working capital and general corporate purposes.
Each Pre-Funded Warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance, and will not expire. Under the terms of the Pre-Funded Warrants, the Company may not effect the exercise of any portion of any Pre-Funded Warrant, and a holder will not have the right to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause a holder (together with its affiliates) to own more than a specified beneficial ownership limitation of either 4.99%, 9.99%, or 19.99% (as selected by such holder prior to the issuance of the Pre-Funded Warrant) of the number of shares of common stock outstanding immediately after giving effect to such exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 19.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice is delivered to the Company.
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
At Market Equity Offering Sales Agreement
On March 21, 2024, the Company entered into an ATM Equity Offering Sales Agreement (the ATM Agreement) with BofA Securities, Inc. and Evercore Group L.L.C. as the Company’s sales agents (the Agents) and/or principals. Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock having an aggregate offering price of up to $100,000,000 (the ATM Shares). Any ATM Shares will be issued pursuant to the Registration Statement. Sales of the ATM Shares, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or as otherwise agreed by the Company and the Agents. Under the terms of the ATM Agreement, the Company may also sell the ATM Shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the ATM Shares to an Agent as principal would be pursuant to the terms of a separate terms agreement between the Company and such Agent. The Company has not yet sold any ATM Shares as of June 30, 2024.
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
As of June 30, 2024, the Company had the following balances by plan:

	Options Outstanding	Unvested RSAs	Shares Available for Grant
2023 Plan	3,525,040	—	2,799,930
2020 Plan	869,673	540,497	—
Total	4,394,713	540,497	2,799,930
2023 Employee Stock Purchase Plan
In February 2023, the Company’s board of directors and stockholders approved the 2023 Employee Stock Purchase Plan (ESPP), which became effective upon the closing of the Company’s IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to a specified percentage of their eligible compensation withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. A total of 400,000 shares of the Company’s common stock was initially reserved for issuance under the ESPP. The first ESPP offering period commenced on July 1, 2023, with each new six-month offering period beginning each January 1 and July 1. ESPP purchases of common stock occur at a price equal to 85% of the lower of (i) the closing price on the first trading day of the offering period or (ii) the closing price on the last trading day of the offering period. As of June 30, 2024, the Company had 783,718 shares available for issuance and 27,621 cumulative shares had been issued under the ESPP.
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

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Total stock-based compensation expense reported in the statements of operations was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$1,281	$525	$2,246	$860
General and administrative	1,591	751	2,817	1,165
Total	$2,872	$1,276	$5,063	$2,025

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
Clinical Highlights
Pivotal Hypertension Program
In April 2023, we initiated our first pivotal trial, Advance-HTN, a randomized, double-blind, placebo-controlled Phase 2 clinical trial to evaluate the efficacy and safety of lorundrostat for the treatment of uHTN or rHTN, when used as an add-on therapy to a standardized background treatment of two or three antihypertensive medications in 261 adult subjects. Subjects who meet screening criteria will have their existing hypertension medications discontinued and start on a standard regimen of an angiotensin II receptor blocker (ARB) and a diuretic, if previously on two medications, or a standard regimen of ARB, diuretic and calcium channel blocker if previously on three to five medications. Subjects who remain hypertensive despite the standardized regimen are then randomized into three cohorts and treated for twelve weeks: lorundrostat 50 mg QD, lorundrostat 50 mg QD, and an option to titrate to 100 mg QD at week four based on defined criteria or placebo. In August 2024, we met with the U.S. Food and Drug Administration (FDA) and aligned on maintaining the primary endpoint for Advance-HTN as the change in 24-hour ambulatory systolic BP at week twelve from baseline for active cohorts versus placebo. The Advance-HTN trial is approximately 90% enrolled, and topline data from this trial are anticipated in the first quarter of 2025.
In December 2023, we initiated our second pivotal trial, Launch-HTN, a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate the efficacy and safety of lorundrostat for the treatment of uHTN or rHTN, when used as an add-on therapy to their existing, prescribed background treatment of two to five antihypertensive medications in up to approximately 1,000 adult subjects. Subjects are then randomized into three cohorts and treated for twelve weeks: lorundrostat 50 mg QD, lorundrostat 50 mg QD, and an option to titrate to 100 mg QD at week six based on defined criteria or placebo. Following our discussion with the FDA about the analysis plan for Launch-HTN, the primary endpoint of the trial was changed to the assessment of automated office measured systolic BP from baseline for active cohorts versus placebo at six weeks, with the results pooled for all subjects on 50 mg QD. The initial primary endpoint of the trial was change in office measured systolic BP at week twelve from baseline for active cohorts versus placebo. Enrollment is ahead of schedule, and topline data from this trial are anticipated to be available in the second half of 2025.

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
The Explore-CKD trial is designed to evaluate lorundrostat in hypertensive subjects with Stage 2 to 3b CKD. The Phase 2 clinical trial was modified in June 2024 from its original design to enroll both naïve to and patients on SGLT2 inhibitors. This change reflects how SGLT2 inhibitors have quickly become standard of care for patients with CKD. All study participants will stay on an SGLT2 inhibitor throughout the course of the trial. We also lowered the eGFR criteria for the proof-of-concept study from 45ml/min/1.73m2 to 30ml/min/1.73m2 and eliminated the original Part B profiling portion of the study. The study periods were reduced to four weeks, which we believe will provide ample time to demonstrate clinical benefit on BP reduction and kidney benefit. The primary endpoint is placebo-adjusted change from baseline in systolic BP and an exploratory endpoint is placebo-adjusted percent change from baseline in urine albumin-to-creatinine ratio at week four. As this is an exploratory trial, interim data analyses may be conducted at one or more points in time. We are ramping up enrollment under the amended protocol, and topline data from this trial are anticipated in the first half of 2025.
Financial Overview
We commenced our operations in May 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our product candidate, lorundrostat, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, and providing other general and administrative support for our operations. As of June 30, 2024, we had cash, cash equivalents, and investments of $311.1 million. From inception through the date of this Quarterly Report, we raised aggregate gross proceeds of approximately $498.8 million from the sale of common stock, convertible preferred stock, convertible notes, and pre-funded warrants. In February 2023, we completed our initial public offering (IPO) of 13,800,000 shares of our common stock at a price to the public of $16.00 per share, including the exercise in full by the underwriters of their option to purchase 1,800,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the IPO were approximately $201.4 million, net of underwriting discounts, commissions, and offering costs. In February 2024, we sold 8,339,169 shares of common stock and, to certain purchasers, 549,755 pre-funded warrants to purchase common stock for aggregate net proceeds of approximately $116.1 million, net of offering expenses, in a private placement offering (the Private Placement).
We do not have any products approved for sale, have not generated any revenue, and have incurred net losses since our inception. Our operations to date have been limited to business planning, raising capital, in-licensing and developing lorundrostat, conducting clinical trials, and other research and development activities. Our net losses for the six months ended June 30, 2024 and 2023 were $72.5 million and $24.7 million, respectively. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $197.2 million and $124.7 million, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical development activities and other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials for lorundrostat, potentially seek regulatory approval for lorundrostat and any future product candidates we may develop, expand our clinical, regulatory, quality, manufacturing, and commercialization capabilities, obtain, maintain, protect and enforce our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

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
License Agreement with Mitsubishi Tanabe
In July 2020, we entered into a license agreement (the Mitsubishi License) with Mitsubishi Tanabe Pharmaceutical Company (Mitsubishi Tanabe), pursuant to which Mitsubishi Tanabe granted us an exclusive, worldwide, royalty-bearing, sublicensable license under Mitsubishi Tanabe’s patent and other intellectual property rights to exploit products incorporating lorundrostat (formerly MT-4129) (Lorundrostat Products) for the prevention, treatment, diagnosis, detection, monitoring, or predisposition testing with respect to indications, diseases, and conditions in humans. Pursuant to the Mitsubishi License, we paid Mitsubishi Tanabe a $1.0 million upfront fee and development milestone payments of $9.0 million in the aggregate. We have remaining obligations to pay Mitsubishi Tanabe commercial milestone payments of up to $155.0 million in the aggregate upon first commercial sale and upon meeting certain annual sales targets, as well as additional commercial milestone payments of up to $10.0 million for a second indication. Additionally, we are obligated to pay Mitsubishi Tanabe tiered royalties at percentages ranging from the mid-single digits to ten percent (10%) of aggregate net sales of each Lorundrostat Product on a Lorundrostat Product-by-Lorundrostat Product and country-by-country basis, until the later of (i) the expiration of the last-to-expire valid Mitsubishi Tanabe patent claim covering a Lorundrostat Product, (ii) ten years from the first commercial sale of a Lorundrostat Product, or (iii) the expiration of regulatory exclusivity in such country. Such royalties are subject to reduction under specified conditions, including lack of patent coverage and generic competition. We incurred $0 and $4.0 million of research and development expenses pursuant to the Mitsubishi License during the six months ended June 30, 2024 and 2023, respectively, that related to the initiation of our pivotal clinical program of lorundrostat. As of June 30, 2024, we have paid an aggregate of $9.0 million in development milestone payments and have no remaining development milestone obligations under the Mitsubishi License.
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
Private Placement Offering
On February 7, 2024, we entered into a securities purchase agreement (the Purchase Agreement) with the purchasers named therein (the Purchasers), for the Private Placement of (i) 8,339,169 shares (the Shares) of our common stock at a price of $13.50 per Share, and (ii) with respect to certain Purchasers, Pre-Funded Warrants to purchase an aggregate of 549,755 shares of common stock (the Pre-Funded Warrants) in lieu of shares of common stock, at a purchase price of $13.499 per Pre-Funded Warrant (the shares of common stock issuable upon exercise of the Pre-Funded Warrants, the Warrant Shares) for aggregate net proceeds of approximately $116.1 million. We are using the net proceeds from the Private Placement to fund the research and development of lorundrostat and for working capital and general corporate purposes.
Each Pre-Funded Warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance, and will not expire. Under the terms of the Pre-Funded Warrants, we may not effect the exercise of any portion of any Pre-Funded Warrant, and a holder will not have the right to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause a holder (together with its affiliates) to own more than a specified beneficial ownership limitation of either 4.99%, 9.99%, or 19.99% (as selected by such holder prior to the issuance of the Pre-Funded Warrant) of the number of shares of common stock outstanding immediately after giving effect to such exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 19.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice is delivered to us.
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
At Market Equity Offering Sales Agreement
On March 21, 2024, we entered into an ATM Equity Offering Sales Agreement (the ATM Agreement) with BofA Securities, Inc. and Evercore Group L.L.C. as our sales agents (the Agents) and/or principals. Pursuant to the terms of the ATM Agreement, we may sell from time to time through the Agents shares of our common stock having an aggregate offering price of up to $100,000,000 (the ATM Shares). Any ATM Shares will be issued pursuant to the Registration Statement. Sales of the ATM Shares, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or as otherwise agreed by us and the Agents. Under the terms of the ATM Agreement, we may also sell the ATM Shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the ATM Shares to an Agent as principal would be pursuant to the terms of a separate terms agreement between us and such Agent. We have not yet sold any ATM Shares as of June 30, 2024.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended,
	June 30,
	2024	2023	Change
	(in thousands)
Research and development expenses	$(39,273)	$(11,884)	$(27,389)
General and administrative expenses	(5,895)	(3,851)	(2,044)
Total other income, net	4,154	3,594	560
Net loss	$(41,014)	$(12,141)	$(28,873)
Research and Development Expenses
Research and development expenses increased by $27.4 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, which was primarily due to increases of $22.8 million in preclinical and clinical costs driven by the initiation of the lorundrostat pivotal program in the second quarter of 2023 and the Explore-CKD trial in the fourth quarter of 2023, $2.6 million in clinical supply, manufacturing, and regulatory costs, $1.7 million in higher compensation expense resulting from additions to headcount, increases in salaries and accrued bonuses, and increased stock-based compensation, and $0.3 million in other research and development expenses.
General and Administrative Expenses
General and administrative expenses increased by $2.0 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily due to $1.5 million in higher compensation expense resulting from additions to headcount, increases in salaries and accrued bonuses, and increased stock-based compensation, and $0.5 million in higher professional fees and other administrative expenses.
Total Other Income, Net
Total other income, net increased by $0.6 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, which was primarily attributable to increased interest earned on our investments in money market funds and U.S. treasuries.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended,
	June 30,
	2024	2023	Change
	(in thousands)
Research and development expenses	$(70,027)	$(24,177)	$(45,850)
General and administrative expenses	(10,503)	(6,496)	(4,007)
Total other income, net	8,008	5,924	2,084
Net loss	$(72,522)	$(24,749)	$(47,773)
Research and Development Expenses
Research and development expenses increased by $45.9 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, which was primarily due to increases of $39.7 million in preclinical and clinical costs, driven by the initiation of the lorundrostat pivotal program in the second quarter of 2023 and the Explore-CKD trial in the fourth quarter of 2023, $6.4 million in clinical supply, manufacturing, and regulatory costs, $3.4 million in higher compensation expense resulting from additions to headcount, increases in salaries and accrued bonuses, and increased stock-based compensation, and $0.4 million in other research and development expenses, partially offset by a decrease of $4.0 million in license fees.
General and Administrative Expenses
General and administrative expenses increased by $4.0 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to $2.8 million in higher compensation expense resulting from additions to headcount, increases in salaries and accrued bonuses, and increased stock-based compensation, $0.6 million in higher professional fees, and $0.6 million in higher other administrative expenses.
Total Other Income, Net
Total other income, net increased by $2.1 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, which was primarily attributable to increased interest earned on our investments in money market funds and U.S. treasuries.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and have negative cash flows from operations for the foreseeable future as we continue the development of, seek regulatory approval for, and potentially commercialize lorundrostat, seek to identify, assess, acquire, and in-license intellectual property related to or develop additional product candidates and operate as a public company. From inception through the date of this Quarterly Report, we raised aggregate gross proceeds of approximately $498.8 million from the sale of common stock, convertible preferred stock, convertible notes, and pre-funded warrants. As of June 30, 2024, we had cash, cash equivalents, and investments of $311.1 million. In February 2023, we completed our IPO of 13,800,000 shares of our common stock sold at a price to the public of $16.00 per share, including the exercise in full by the underwriters of their option to purchase 1,800,000 additional shares of our common stock, for net proceeds of approximately $201.4 million, net of underwriting discounts, commissions, and offering costs. In February 2024, we sold 8,339,169 Shares and, to certain Purchasers, 549,755 Pre-Funded Warrants for aggregate net proceeds of approximately $116.1 million in a Private Placement.
Our primary uses of cash to date have been to fund our research and development activities, including with respect to lorundrostat, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Funding Requirements
Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of June 30, 2024 will be sufficient to allow us to fund our operations for at least twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
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
•the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, manufacturing, quality, and commercial personnel;
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
Cash Flows
Comparison of the Six Months Ended June 30, 2024 and 2023
Since our inception, we have primarily used our available cash to fund expenditures related to the in-license and development of lorundrostat. The following table sets forth a summary of cash flows for the periods presented:

	Six Months Ended
	June 30,
	2024	2023	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(49,285)	$(33,161)	$(16,124)
Investing activities	(48,216)	(156,390)	108,174
Financing activities	116,053	202,990	(86,937)
Net	$18,552	$13,439	$5,113

Operating Activities
Net cash used in operating activities of $49.3 million during the six months ended June 30, 2024 increased, compared to $33.2 million during the six months ended June 30, 2023, which was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, the development of lorundrostat and related clinical trial expenses, personnel and compensation expense, legal and professional fees to support our operations, and general working capital requirements. The $16.1 million increase in cash used consisted of an increase in net loss, adjusted for non-cash expenses, of approximately $47.2 million, and the net effect of changes in working capital of $31.1 million.
Investing Activities
Net cash used in investing activities of $48.2 million during the six months ended June 30, 2024 decreased, compared to $156.4 million during the six months ended June 30, 2023. The decrease was primarily attributable to the timing and amount of purchases and maturities of marketable securities in each period. During the six months ended June 30, 2024 compared to the six months ended June 30, 2023, an increase in maturities of prior purchases of $140.0 million occurred, which was partially offset by an increase in purchases of $31.8 million.
Financing Activities
Net cash provided by financing activities of $116.1 million during the six months ended June 30, 2024 decreased, compared to $203.0 million during the six months ended June 30, 2023. During the six months ended June 30, 2024, we received net proceeds of $116.1 million from the sale of Shares and Pre-Funded Warrants in the Private Placement, and during the six months ended June 30, 2023, we received aggregate gross proceeds of $220.8 million from the sale of our common stock in our IPO in February 2023 and paid $17.8 million of underwriting discounts, commissions, and offering costs in the same period.
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
There were no changes during the six months ended June 30, 2024 to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. For information on our significant accounting policies, please refer to Note 2. “Summary of Significant Accounting Policies” within our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Recently Issued Accounting Pronouncements
We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed elsewhere in this Quarterly Report, such standards do not have a material impact on our consolidated financial statements or do not otherwise apply to our operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of June 30, 2024, our cash equivalents and investments consisted of money market funds and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our short-term cash equivalents and investments is subject to change as a result of potential changes in market interest rates. Due to the nature of our cash equivalents and investments, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the periods presented.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2024.
Changes in Internal Control over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended June 30, 2024, an affiliate of the Company, Samsara BioCapital, L.P. (Samsara), entered into a Rule 10b5-1 trading plan (the Samsara 10b5-1 Plan). The Samsara 10b5-1 Plan, entered into on May 3, 2024, is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and provides for the sale of up to 1,691,638 shares of the Company’s common stock from time to time between August 12, 2024 and April 29, 2026. The Samsara 10b5-1 Plan will expire on April 29, 2026, or earlier if all shares under the plan are sold prior to that date. Srinivas Akkaraju, M.D., Ph.D., one of our directors, is Managing General Partner of Samara and has voting and investment power over the shares held by Samsara.
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

MINERALYS THERAPEUTICS, INC.

Date:	August 13, 2024	By:	/s/ Jon Congleton
Jon Congleton
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2024	By:	/s/ Adam Levy
Adam Levy
Chief Financial Officer and Secretary
(Principal Financial Officer; Principal Accounting Officer)