Form 10-K
period 2024-12-31
Mineralys Therapeutics, Inc.
filed 2025-02-12
CIK 1933414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Registrant’s telephone number, including area code
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐  No   ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 28, 2024, as reported on The Nasdaq Global Select Market, was $399.7 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 49,835,637 shares of common stock outstanding as of February 7, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the 2025 Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K (Annual Report) where indicated.

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
In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties, and assumptions, including, without limitation, the risk factors described in Part I, Item 1A, “Risk Factors” and under a similar heading in any other periodic or current report we may file with the U.S. Securities and Exchange Commission (the SEC) in the future. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
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

Part I
Item 1. Business
Business Overview
We are a clinical-stage biopharmaceutical company focused on developing medicines to target diseases driven by dysregulated aldosterone. Our clinical-stage product candidate, lorundrostat, is a proprietary, orally administered, highly selective aldosterone synthase inhibitor (ASI) that we are developing for the treatment of cardiorenal conditions affected by dysregulated aldosterone, including hypertension, chronic kidney disease (CKD), and obstructive sleep apnea (OSA). In the United States, approximately 120 million patients have sustained elevated blood pressure (BP), or hypertension, and more than half of this population fails to achieve their BP goals, defined as BP below 130/80 mmHg, with currently available medications. There are over 30 million treated patients who do not achieve their BP goal, of whom approximately 20 million have systolic BP levels greater than 140 mmHg. Patients with hypertension that persists despite taking two or more medications have 1.8 and 2.5 times greater mortality risk due to either cardiovascular disease or stroke, respectively. In a Phase 2 proof-of-concept clinical trial evaluating 200 subjects (Target-HTN) with uncontrolled hypertension (uHTN), defined as individuals who are unable to achieve BP of below 130/80 mmHg despite taking two to five lines of antihypertensive medication, or resistant hypertension (rHTN), defined as individuals who are unable to achieve BP of below 130/80 mmHg despite taking three or more antihypertensive medications typically including a diuretic, lorundrostat demonstrated a clinically meaningful and statistically significant reduction in BP with once-daily (QD) dosing and was well tolerated. Dysregulated aldosterone levels are a key factor in driving hypertension in approximately 30% of hypertensive patients. In addition to hypertension, we are investigating the benefits of lorundrostat in subjects with hypertension and CKD and in subjects with hypertension and OSA. We believe that our product candidate holds promise to be an innovative solution for the rapidly growing unmet need in multiple cardiorenal metabolic disorders.
Hypertension is one of the most common medical conditions globally, afflicting approximately 1.3 billion people. In the United States, hypertension was associated with $219 billion in health care expenditures. Despite the availability of multiple treatment options, including thiazide diuretics, angiotensin-converting enzyme (ACE)-inhibitors, angiotensin II receptor blockers (ARBs), calcium channel blockers, beta blockers, and mineralocorticoid receptor antagonists (MRAs), the prevalence of uHTN continues to grow, further exacerbated by the rapidly rising rate of obesity. Over 30 million hypertensive patients in the United States are unable to achieve their BP goal despite treatment. Within this population, there are approximately 10.3 million patients suffering from rHTN. Multiple large-scale studies have demonstrated that patients who fail to achieve their BP goal have a significantly elevated risk of developing heart disease, stroke, and kidney disease (Wright JT Jr, et al. A randomized trial of intensive versus standard blood-pressure control. N Engl J Med. 2015;373(22):2103-2116; and Zhou, et al., Uncontrolled Hypertension Increases Risk of All-Cause and Cardiovascular Disease Mortality in US Adults: the NHANES III Linked Mortality Study. Scientific Reports, 2018;8(1):1-7). Patients with rHTN have a 1.5 and 2.3 times higher risk than normotensive patients for composite cardiovascular events and end-stage renal disease, respectively. Notwithstanding this significant and growing unmet need, there has been a lack of U.S. Food and Drug Administration (FDA)-approved novel therapies targeting hypertension, with no new class of antihypertensive treatment approved within the last fifteen years.
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

Given that hypertension and abnormal aldosterone biology can lead to cardiorenal disease, we are further investigating the benefits of lorundrostat in hypertensive subjects with comorbidities such as CKD or OSA.
Summary of Historical and Current Clinical Trials of Lorundrostat
Phase 1: The first-in-human Phase 1 clinical trial of lorundrostat was conducted by Mitsubishi Tanabe. See “Phase 1 Clinical Trial Results” beginning on page 15 for additional details regarding this trial.
Phase 2: We conducted the Target-HTN Phase 2 trial of 200 subjects with uHTN and rHTN to evaluate the efficacy of lorundrostat at various doses either once or twice a day. The results of Target-HTN led to the advancement of our pivotal program of lorundrostat outlined below. See “Target-HTN Phase 2 Clinical Trial” beginning on page 8 for additional details regarding this trial.
Pivotal Program: In 2023 we initiated our pivotal program of lorundrostat. See “Lorundrostat as a Potential Treatment for Hypertension” beginning on page 6 for additional details regarding these clinical trials.
•Advance-HTN is our Phase 2 clinical trial to evaluate the efficacy and safety of lorundrostat for the treatment of uHTN or rHTN, when used as an add-on therapy to a standardized background treatment of two or three antihypertensive medications. Randomization of 285 subjects was completed in the fourth quarter of 2024, and topline data from this trial is anticipated in March 2025.
•Launch-HTN is our Phase 3 clinical trial to evaluate the efficacy and safety of lorundrostat for the treatment of uHTN or rHTN, when used as an add-on therapy to their existing, prescribed background treatment of two to five antihypertensive medications. Randomization of 1,083 subjects was completed in the fourth quarter of 2024, and topline data from this trial is anticipated in mid first half of 2025.
•Explore-CKD is our crossover trial designed to evaluate the safety and efficacy of 25 mg QD lorundrostat in addition to an SGLT2 inhibitor for the treatment of hypertension in subjects with Stage 2 to 3b CKD and albuminuria despite receiving stable treatment with an ACE inhibitor or ARB. Randomization of 60 subjects was completed in the first quarter of 2025, and topline data from this trial is anticipated in the second quarter of 2025.

•Transform-HTN is an open-label extension trial allowing subjects to continue to receive lorundrostat and to obtain long-term efficacy and safety data. This trial is ongoing.
Other indications: We anticipate initiating our Phase 2 clinical trial (Explore-OSA) in the first quarter of 2025, which is planned to evaluate the safety and efficacy of lorundrostat 50 mg QD in approximately 40 subjects with moderate-to-severe OSA. See “Lorundrostat as a Potential Treatment for Hypertension” beginning on page 6 for additional details regarding this clinical trial.
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
The prevalence of hypertension has been increasing in recent decades. A comprehensive study published in The Lancet journal shows that in patients aged 30 to 79, total hypertension cases nearly doubled worldwide from 1990 to 2019. Furthermore, obesity, especially when associated with increased visceral adiposity, is a major cause of hypertension, accounting for 65% to 75% of the risk for developing human primary (essential) hypertension. Despite hypertension being one of the most common preventable risk factors for premature death, approximately 1.3 billion people worldwide have hypertension, with hypertension as a primary or contributing cause of 685,875 deaths in the United States in 2022 alone. The costs of hypertension and related health issues are a major burden on already strained healthcare systems, with an estimated cost of $219 billion in the United States in 2019. While there are multiple therapeutic options available, most of which are generic and accessible, more than half of all treated hypertensive patients fail to achieve their BP goal. Dysregulated aldosterone levels are a key factor in driving hypertension in approximately 30% of hypertensive patients.
The current standard-of-care for patients newly diagnosed with hypertension is based on a set of guidelines set forth by the American College of Cardiology and the American Heart Association. A hypertensive patient’s target BP is defined as below 130/80 mmHg. Depending on baseline BP levels, these guidelines recommend the patient typically begin with lifestyle modifications and then, assuming BP does not achieve the desired target, initiate treatment with antihypertensive agents selected primarily from the following five drug classes, which may later be combined with each other if the patient’s target BP is not successfully achieved with the initial therapy:
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
Background of Chronic Kidney Disease (CKD)
CKD, which is characterized by the gradual loss of kidney function, is estimated to affect more than 10% of the global population and is one of the leading causes of mortality worldwide. According to the U.S. Centers for Disease Control and Prevention, an estimated 1-in-7 (15%) of U.S. adults have CKD. Diabetes and hypertension are responsible for approximately two-thirds of CKD cases. Early detection and treatment can often keep CKD from getting worse. When CKD progresses, it may eventually lead to kidney failure, which requires dialysis or a kidney transplant to maintain life.
Background of Obstructive Sleep Apnea (OSA)
OSA is characterized by repetitive overnight hypoxic episodes and subsequent sleep fragmentation due to a complete or partial collapse of the upper airway. Moderate OSA is defined as having between 15 and 30 breathing pauses (apnea or hypopnea events) per hour of sleep, while severe OSA indicates more than 30 breathing pauses per hour. OSA impacts over 54 million people in the United States, including 24 million moderate-to-severe cases. Around 80% of adults with OSA are undiagnosed. As of 2015, undiagnosed OSA is estimated to cost the United States approximately $149.6 billion annually from comorbid disease, workplace accidents, motor vehicle accidents, and loss of workplace productivity.
Between 30-50% of adults with hypertension have OSA, and this number increases to between 70-80% in adults with resistant hypertension. Additionally, untreated moderate-to-severe OSA increases the risk of resistant hypertension. Along with hypertension, OSA is a major risk factor for cardiovascular disease, type-2 diabetes mellitus, and stroke.
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
The approach of blocking the synthesis of aldosterone and reducing plasma aldosterone levels is thought to be a preferable approach versus the use of MRAs that block the action of aldosterone at the MR. The task of creating a safe and effective ASI can be technically challenging because the major enzymes in the synthesis of aldosterone and cortisol share a high degree of amino acid sequence similarity. While challenging to develop, there are currently four ASIs (including lorundrostat) in advanced clinical development in conditions including hypertension, OSA, primary aldosteronism, heart failure, and CKD.
Lorundrostat as a Potential Treatment for Hypertension
Our product candidate, lorundrostat, is a proprietary, orally administered, highly selective ASI designed to reduce aldosterone levels by inhibiting CYP11B2, the enzyme responsible for producing the hormone. We are initially developing lorundrostat for the treatment of hypertension and have completed Target-HTN, our initial Phase 2 proof-of-concept clinical trial. In this trial, lorundrostat was well tolerated and demonstrated compelling clinical results, and once-daily dosing flexibility. The observed 10 to 12 hour pharmacokinetic half-life of lorundrostat has the potential to normalize aldosterone levels to provide a clinically meaningful reduction in BP and to flexibly manage the challenges of elevated serum potassium. We believe that lorundrostat’s profile may be compelling based on the following attributes:
•Compelling Clinical Results: Target-HTN demonstrated a statistically significant 9.6 mmHg and 7.8 mmHg reduction in systolic BP in the 50 mg and 100 mg QD cohorts, respectively, which we believe to be clinically meaningful. The reduction in systolic BP was validated and confirmed by

24-hour mean ambulatory blood pressure monitoring (ABPM), which further demonstrated that lorundrostat provides both central and nighttime BP reduction;
•High Selectivity: Phase 1 and Phase 2 clinical data demonstrated high aldosterone selectivity with no cortisol suppression and no incidence of adrenal insufficiency, as anticipated by the 374 to 1 inhibitory effect on the CYP11B2 enzyme compared to the CYP11B1 enzyme, which is responsible for synthesizing cortisol;
•Optimal Half-Life: A majority of our clinical trial subjects maintained a serum potassium in the normal range. There were modest incidences of hyperkalemia requiring dose adjustment or discontinuation. Six subjects experienced transient elevated serum potassium greater than 6.0 mmol/L, none of which were considered a serious adverse effect (SAE) and all rapidly resolved after discontinuation or dose adjustment. One of the events was assessed as erroneous due to sample misprocessing. Lorundrostat’s observed 10 to 12 hour half-life may be viewed more favorably by physicians compared to compounds with longer half-lives, which may have greater risk of sustained potassium elevation; and
•Convenient Dosing and Well Tolerated: Target-HTN demonstrated clinically meaningful results on a once-daily dosing regimen. Furthermore, lorundrostat was well-tolerated.
Based on the results of the Phase 1 and Target-HTN clinical trials, we initiated our pivotal program in 2023 for lorundrostat in the following trials:
Advance-HTN is a randomized, double-blind, placebo-controlled Phase 2 clinical trial to evaluate the efficacy and safety of lorundrostat for the treatment of uHTN or rHTN, when used as an add-on therapy to a standardized background treatment of two or three antihypertensive medications. Subjects who met screening criteria discontinued their existing hypertension medications and started on a standard regimen of an ARB and a diuretic, if previously on two medications, or a standard regimen of ARB, diuretic and calcium channel blocker if previously on three to five medications. Subjects who remained hypertensive despite the standardized regimen were then randomized into three cohorts for twelve weeks receiving one of the following treatments: lorundrostat 50 mg QD, lorundrostat 50 mg QD and an option to titrate to 100 mg QD at week four based on defined criteria or placebo. The primary endpoint of Advance-HTN is change in 24-hour ambulatory systolic BP at week twelve from baseline for each active cohort versus placebo. Randomization of 285 subjects was completed in the fourth quarter of 2024, and topline data from this trial is anticipated in March 2025.
Launch-HTN is a global, randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate the efficacy and safety of lorundrostat for the treatment of uHTN or rHTN, when used as an add-on therapy to their existing, prescribed background treatment of two to five antihypertensive medications. Subjects were randomized into three cohorts for twelve weeks receiving one of the following treatments: lorundrostat 50 mg QD, lorundrostat 50 mg QD and an option to titrate to 100 mg QD at week six based on defined criteria or placebo. The primary endpoint of the trial is the assessment of automated office measured systolic BP from baseline for active cohorts versus placebo at six weeks, with the results pooled for all subjects on 50 mg QD. Randomization of 1,083 subjects was completed in the fourth quarter of 2024, and topline data from this trial is anticipated in mid first half of 2025.
Explore-CKD is a randomized, double-blind, placebo-controlled, two-period, two-sequence (2x2) crossover trial designed to evaluate the safety and efficacy of 25 mg QD lorundrostat in addition to an SGLT2 inhibitor for the treatment of hypertension in subjects with Stage 2 to 3b CKD and albuminuria despite receiving stable treatment with an ACE inhibitor or ARB. The primary endpoint is placebo-adjusted change from baseline in systolic BP at week four and an exploratory endpoint is placebo-adjusted percent change from baseline in urine albumin-to-creatinine ratio at week four. Randomization of 60 subjects was completed in the first quarter of 2025, and topline data from this trial is anticipated in the second quarter of 2025.

Transform-HTN is an open-label extension trial allowing subjects to continue to receive lorundrostat and to obtain long-term efficacy and safety data. All subjects in the pivotal hypertension program, including the Advance-HTN and Launch-HTN trials, as well as the Explore-CKD trial, will be given the opportunity to participate in the extension trial.
Lorundrostat has been developed to address dysregulated aldosterone, and we believe this mechanism may be applicable to other indications where dysregulated aldosterone biology plays a role. Most recently, we have begun to explore lorundrostat for patients with OSA and hypertension.
In January 2025, we announced that the FDA cleared our investigational new drug application (IND) for Explore-OSA to evaluate the effect of lorundrostat in the treatment of subjects with moderate-to-severe OSA and hypertension. We anticipate initiating Explore-OSA in the first quarter of 2025. Explore-OSA is planned to be a placebo-controlled, crossover trial to evaluate the safety and efficacy of lorundrostat 50 mg QD in the evening in approximately 40 subjects with moderate-to-severe OSA. Subjects will be at least 18 years old, with a BMI ≥27 kg/m2, and the trial will be conducted across approximately 40 sites. The key objective of this trial is to evaluate the hypothesis that lorundrostat both alleviates the severity of upper airway obstruction and reduces nocturnal hypertension. The primary outcome measure is absolute change in the frequency of apnea-hypopnea episodes compared to placebo. The key secondary objective is to quantify BP throughout the night using continuous BP monitoring during performance of a standard sleep study without the use of CPAP. Standard patient reported outcomes specific to OSA will also be assessed.
Target-HTN Phase 2 Clinical Trial
Target-HTN was a two-part Phase 2 randomized, double-blind, placebo-controlled, dose-ranging, multi-center trial designed to evaluate the safety, efficacy, and tolerability of orally administered lorundrostat for the treatment of uHTN and rHTN when used as an add-on therapy to stable background treatment of two or more antihypertensive medications in 200 males and females. The trial was conducted in the United States. The following table illustrates the key clinical results of Target-HTN:
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
The results of the Target-HTN trial demonstrated a clinically meaningful and statistically significant placebo-adjusted reduction in systolic BP, as measured by automated office blood pressure (AOBP), of 9.6 mmHg (p<0.01) and 7.8 mmHg (p<0.04) in the 50 mg and 100 mg QD cohorts, respectively. A p-value is the probability that the reported result was achieved purely by chance, such that a p-value of less than or equal to 0.05 means that there is a less than or equal to 5% probability that the difference between the control group and the treatment group is purely due to chance. A p-value of 0.05 or less typically represents a statistically significant result. The FDA’s evidentiary standard when evaluating the results of a clinical trial generally relies on a p-value of less than or equal to 0.05. In a meta-analysis of 147 randomized trials, a 10 mmHg reduction of systolic BP or a 5 mmHg reduction in diastolic BP has been shown to reduce the risk of stroke by 41% and coronary heart disease by 22%. The reduction in systolic BP in Target-HTN, as measured by AOBP, was validated and confirmed by comparable reductions in systolic BP with lorundrostat, as measured by 24-hour mean ABPM. The ABPM data further demonstrated the benefits of lorundrostat on both central and nighttime BP reduction, which have been strongly linked to cardiovascular health risk. In the trial, patients with a body mass index (BMI) greater than 30, or obese patients, who are at an elevated risk of cardiorenal diseases, exhibited a 12.3 or 16.7 mmHg placebo-adjusted reduction in systolic BP with a 100 mg QD or 50 mg QD dose, respectively. Treatment-emergent SAEs were reported in three subjects, one of which was deemed to be possibly related to lorundrostat in a subject with worsening of preexisting hyponatremia, which reversed after discontinuation. The two active, once-daily doses saw modest increases in potassium levels across the cohorts of 0.25 mmol/L with the 50 mg QD and 0.29 mmol/L with the 100 mg QD dose. Six subjects experienced transient elevated serum potassium greater than 6.0 mmol/L, none of which were considered an SAE, and all rapidly resolved after discontinuation or dose adjustment, which is consistent with the half-life of lorundrostat. One of the events was assessed as erroneous due to sample misprocessing. As anticipated, and in a manner similar to ACE inhibitors and ARBs, the BP lowering effect of lorundrostat led to a beneficial, reversible dose-dependent reduction in estimated glomerular filtration rate (eGFR), a measure of kidney function. Finally, the selectivity of lorundrostat for aldosterone inhibition was confirmed as cortisol levels were not observed to be inhibited across the range of doses.
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
Safety
Lorundrostat has been observed to be well-tolerated, specifically in four key measures that we believe to be of special interest when evaluating the safety of lorundrostat:
•Cortisol Inhibition: There was no clinically relevant suppression of cortisol production in serum cortisol testing as well as adrenocorticotropic hormone (ACTH)-stimulation testing. A slight increase in cortisol was observed in all cohorts, including placebo, but did not demonstrate a trend above normal physiological levels;

•Hypotension (sitting systolic BP < 100 mmHg): Each of hypotension and orthostatic hypotension was seen in three subjects and was reversible, likely related to study medication and expected based on lorundrostat’s mechanism of action;
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
Based on the totality of available data, there were no safety concerns that prompted changes to the Investigator’s Brochure or protocol. Three SAEs, including one event of chest pain, one event of metastases to peritoneum, and one event of hyponatremia, were reported and treatment was discontinued. Hyponatremia was assessed as possibly related to the study drug. The other two events were assessed as unrelated to the study drug. The most frequent non-serious AEs reported, defined as events with five or more affected subjects, including the placebo group, were related to hyperkalemia – all determinations above the upper limit of normal of 5.1 mmol/L (23.3%), decreased glomerular filtration (6.8%), urinary tract infections (5.3%) and hypertension (3.8%). In some of the hyperkalemia events, study treatment was dose adjusted temporarily or permanently discontinued according to safety guidelines in the protocol.
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
The high selectivity of lorundrostat was demonstrated in both the single ascending dose (SAD) and MAD parts of this trial. It was shown that lorundrostat decreased plasma aldosterone concentration in a dose-dependent manner in the SAD portion of the trial with a 36-77% reduction in 24-hour serum aldosterone at doses ranging from 5 mg to 800 mg. This finding was further validated in the MAD part of the trial with 40 mg, 120 mg, and 360 mg reducing 24-hour serum aldosterone in a dose-dependent manner. In the SAD trial, lorundrostat did not inhibit cortisol production across the range of doses and in the MAD study cortisol was not inhibited even with ACTH cortisol stimulation challenge on day six. The results of this trial demonstrated the selectivity for aldosterone synthase with lorundrostat.
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
We have also completed drug interaction studies with lorundrostat with metformin, esomeprazole, itraconazole, carbamazepine, digoxin, and rosuvastatin. The metformin study was completed based on the possible inhibition of the MATE1 transporter by lorundrostat. This trial demonstrated that lorundrostat has little effect on plasma exposure of metformin. The DDI study with esomeprazole was conducted to evaluate the effect of varying gastric pH levels on the absorption and availability of lorundrostat. As anticipated for lorundrostat, which is a weak base, there was reduced absorption in the alkaline gastric environment produced by the proton pump inhibitor (PPI). The DDI study with itraconazole was conducted to evaluate the effect of strong cytochrome P450 (CYP450) 3A4 inhibition on the exposure of lorundrostat. As anticipated, there was a minimal increase in lorundrostat exposure when co-administered with a strong CYP3A4 inhibitor. The DDI study with carbamazepine was conducted to evaluate the effect of strong CYP3A4 induction on the exposure of lorundrostat. As anticipated, the plasma exposure of lorundrostat was decreased when co-administered with a strong CYP3A4 inducer. A DDI study was conducted to evaluate the effects of lorundrostat on the p-glycoprotein substrate digoxin. This study revealed that in the presence of lorundrostat, digoxin exposure was increased by 67%. A DDI study was conducted to evaluate the effects of lorundrostat on the breast cancer resistant protein rosuvastatin. This study revealed that in the presence of lorundrostat, rosuvastatin exposure was increased by 23%.
A Phase 1, open-label, parallel design study to evaluate the pharmacokinetics of lorundrostat in subjects with normal renal function (eGFR ≥ 90 mL/min/1.73 m2) and subjects with severe renal impairment (eGFR < 30 mL/min/1.73 m2) has been completed. Based on the results of this trial, there was no statistically significant effect of severe renal impairment on the pharmacokinetics of lorundrostat.
A Phase 1, open-label, parallel design study to evaluate the pharmacokinetics of lorundrostat in subjects with normal liver function and subjects with mild, moderate, and severe hepatic impairment has been completed. The results from this indicate that lorundrostat exposure was minimally increased in subjects with mild and moderate, and larger increases were seen in subjects with severe hepatic impairment compared to subjects with normal liver function.
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
Single-dose oral administration of lorundrostat significantly decreased plasma aldosterone concentration (PAC) in a sodium-depleted non-human primate model. However, single-dose oral administration of lorundrostat did not affect cortisol in ACTH-loaded non-human primates even at a dose 100-fold higher than those required to reduce PAC. These results indicate that lorundrostat inhibits CYP11B2 with higher selectivity over CYP11B1, an enzyme responsible for cortisol production.
Our Team and Investors
Founded by Catalys Pacific in 2019, we are led by an experienced management team with diverse backgrounds and significant experience in drug discovery, development, and company building. Our management team consists of industry veterans with extensive experience at pharmaceutical companies such as

Amgen, Novartis, ProQR, Sanifit, Teva, and Vertex. Together, our team has a proven track record in the discovery, development, and commercialization of numerous approved therapeutics.
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
We believe our current and future competition can be grouped into three broad categories:
•companies working to develop ASIs, including AstraZeneca, Boehringer Ingelheim, Damian Pharma and CORXEL;
•companies commercializing or developing branded products with other mechanisms of action, such as non-steroidal MRAs, endothelin receptor antagonists, and angiotensinogen directed therapies, including Roche/Alnylam, Idorsia, Ionis, Bayer, Daiichi Sankyo, Azurity, and George Medicines; and
•companies selling low-cost generic standard of care drug classes such as ARBs, ACE inhibitors, diuretics, beta blockers, alpha blockers, vasodilators, and MRAs.
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

Our patent portfolio is built with the goal of establishing broad protection that generally includes, for the product candidate compound, claims directed to composition of matter, pharmaceutical compositions or formulations, methods of synthesis, and methods of treatment using such pharmaceutical compositions or formulations. We are seeking and maintaining patent protection in the United States and key foreign jurisdictions where we intend to market lorundrostat. Our patent portfolio includes a combination of patents and pending patent applications solely owned by us, patents and pending patent applications licensed from Mitsubishi Tanabe, and pending patent applications jointly owned with Mitsubishi Tanabe. As of February 16, 2023, our patent portfolio comprises 14 distinct patent families protecting our technology relating to lorundrostat and its synthetic intermediates, methods of synthesizing lorundrostat and related compounds, various formulations of lorundrostat products, as well as methods of treating diseases with lorundrostat and related compounds. As of January 16, 2025, our portfolio of exclusively licensed patents and pending patent applications consists of four granted U.S. patents; one pending U.S. patent application; one granted European patent that has been validated in Austria, Belgium, Czechia, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Liechtenstein, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Turkey, and the United Kingdom; one granted European patent that has been validated in France, Germany, Italy, Spain, and the United Kingdom; two pending European patent applications; four granted Japanese patents; one pending Japanese patent application; one granted Canadian patent; one pending Canadian patent application; one granted Australian patent; one granted Brazilian patent; two pending Brazilian applications; one granted Chinese patent; one pending Chinese patent application; one pending Israeli patent application; one granted Indian patent; one granted Indonesian patent; one granted Korean patent; one pending Korean patent application; one granted Malaysian patent; one granted Mexican patent; two granted Russian patents; one granted Singaporean patent; one granted Taiwanese patent; one pending Thai application; and one granted Vietnamese patent.
Our portfolio of wholly owned pending patent applications consists of one pending European patent application; one pending Japanese patent application, one pending U.S. patent application; four pending PCT International Applications; four pending Taiwanese patent applications; and four pending U.S. provisional patent applications.
Our portfolio of jointly owned pending patent applications consists of one pending Chinese patent application; two pending European patent applications; two pending Indonesian patent applications; two pending Japanese patent applications; two pending Malaysian patent applications; one pending Chinese patent application; two pending Korean patent applications; two pending Philippines patent applications; two pending Singaporean patent applications; two pending U.S. patent applications; two pending Vietnamese patent applications; and one pending PCT International Application.
Granted patents and pending applications in our portfolio of exclusively licensed patents and pending patent applications, if granted, have nominal expiration dates ranging from 2035 to about 2042, without accounting for any available patent term adjustments or extensions. Pending applications in our portfolio of wholly and jointly owned pending patent applications have nominal expiration dates ranging from 2041 to about 2044, without accounting for any available patent term adjustments or extensions. If filed and subsequently granted, patent applications claiming priority to pending U.S. Provisional Applications in our portfolio of wholly and jointly owned pending patent applications will have expiration dates ranging from 2042 to about 2046, without accounting for any available patent term adjustments or extensions.
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
Further, we have and will continue to pursue trademark protection for our company name and brand. Since December 2022, we have owned four registered trademarks in the United States and foreign jurisdictions relating to the registered trademark “MINERALYS.”

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
The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, safety and efficacy for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s quality, and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted.
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
After the FDA evaluates a marketing application and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies, or manufacturing. If a CRL is issued, the applicant must resubmit the NDA to address all of the deficiencies identified in the letter or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy (REMS), to assure the safe use of the drug. If the FDA concludes a REMS is needed, the applicant of the NDA must submit a proposed REMS. The FDA will not approve the marketing application without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of products.
In addition, the Pediatric Research Equity Act (PREA) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs, and supplements to them, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current, or submit a request for approval of a pediatric formulation.
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

Expedited Development and Review Programs
The FDA has a number of programs intended to expedite the development or review of a marketing application for a new drug. For example, the fast track designation program is intended to expedite or facilitate the process of developing and reviewing product candidates that meet certain criteria. Specifically, investigational drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. With regard to a fast track product candidate, the FDA may review sections of a marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon first submission of the section(s) of the NDA.
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
Employees
As of December 31, 2024, we had 51 full-time employees, of whom 39 were primarily engaged in research and development. None of our employees are represented by a labor union, and we consider our employee relations to be good.
Legal Proceedings
We are not currently a party to any material proceeding. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm, and other factors.
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
Information about our Executive Officers
The following table sets forth information concerning our executive officers.

Name	Age	Position
Jon Congleton	61	Chief Executive Officer and Director
Adam Levy	46	Chief Financial Officer and Secretary
David Rodman, M.D.	69	Chief Medical Officer
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
Adam Levy has served as our Chief Financial Officer since March 2022 and as our Chief Business Officer from March 2022 through January 4, 2024. Mr. Levy also serves as a member of the board of directors of Praxis Bioresearch. Prior to joining Mineralys, he was the Chief Financial Officer at Sanifit Therapeutics until the company was acquired by Vifor Pharma in 2022. Previously, Adam served as the Chief Business Officer at Brickell Biotech from 2019 to 2020 and led the organization’s financial operations transition as it became a publicly listed company on Nasdaq. Prior to that, he served as the Chief Business Officer at miRagen Therapeutics from 2016 to 2019, where he was responsible for a variety of functions including financial strategy, investor relations, business development, legal affairs, intellectual property, project and program management, and human resources. Between 2000 and 2016, Mr. Levy held multiple investment banking positions at Merrill Lynch, Jefferies Group, and Wedbush Securities. Mr. Levy received a B.S. in Business Management and Marketing from Cornell University.
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
We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any revenue since our inception. If lorundrostat is not successfully developed, approved, and commercialized, we may never generate significant revenue, if we generate any revenue at all. Our net losses were $177.8 million and $71.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $302.5 million. Substantially all of our losses have resulted from expenses incurred in connection with in-licensing intellectual property related to, and developing, lorundrostat and from general and administrative costs associated with our operations. Lorundrostat and any future product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize lorundrostat, seek to identify, assess, acquire, in-license intellectual property related to or develop additional product candidates, and operate as a public company.
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
The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to substantially increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials for lorundrostat and potentially seek regulatory approval for lorundrostat and any future product candidates we may develop. In addition, if we are able to progress lorundrostat through development and commercialization, we will be required to make commercial milestone and royalty payments to Mitsubishi Tanabe from whom we have in-licensed intellectual property related to lorundrostat. If we obtain regulatory approval for lorundrostat or any future product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reliably estimate the actual amount of financing necessary to successfully complete the development and commercialization of lorundrostat or any future product candidates. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts.
Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will enable us to fund our operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Our existing capital may not be sufficient to complete development of lorundrostat, or any future product candidate, and we will require substantial capital in order to advance lorundrostat and any future product candidates through clinical trials, regulatory approval, and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from factors that include but are not limited to, geopolitical conflict in and around Ukraine, Israel, and other areas of the world, inflation, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts, or even cease operations. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop lorundrostat and any future product candidates.

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
•any additional jurisdictions in which we may seek approval for lorundrostat and any future product candidates and the timing of seeking approval in such jurisdictions;
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
•the terms and timing of establishing and maintaining collaborations, licenses, and other similar arrangements
•costs associated with any products or technologies that we may in-license or acquire; and
•any delays and cost increases that may result from any pandemic or other healthcare emergency.
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
The results from preclinical studies or clinical trials of a product candidate or a competitor’s product candidate in the same class may not predict the results of later clinical trials of our product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. For example, while we have completed the Target-HTN Phase 2 clinical trial of lorundrostat with 200 patients who had either completed eight weeks of treatment or withdrew from the trial, this population represents a small sample size relative to our currently ongoing or future planned clinical trials. As a result, we do not know how lorundrostat will perform in currently ongoing or future clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on earlier clinical trials and preclinical studies, and many product candidates fail in clinical trials despite very promising early results. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; our product candidates may fail to demonstrate effectiveness or safety in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis, or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial. There can be no assurance that we will not suffer similar setbacks despite the data we observed in earlier or ongoing studies. Based on negative or inconclusive results, we or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.
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
Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or a comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or a comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
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
As product candidates progress through clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize safety, efficacy, yield, and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, the manufacturing process being used to produce clinical material for our ongoing or future clinical trials is different than that used in prior trials of lorundrostat. There can be no assurance that such changes will achieve these intended objectives. These changes and any future changes we may make to lorundrostat or any future product candidates may also cause such candidates to perform differently and affect the results of future clinical trials conducted with the altered materials. Such changes or related unfavorable clinical trial results could delay initiation or completion of additional clinical trials, require the conduct of bridging studies or clinical trials or the repetition of one or more studies or clinical trials, increase development costs, delay or prevent potential marketing approval, and jeopardize our ability to commercialize lorundrostat or any future product candidates, if approved, and generate revenue.
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
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. While the COVID-19 pandemic is no longer having a significant disruptive impact on the FDA’s standard inspection operations of domestic and foreign manufacturing facilities, it is possible another global pandemic could result in similar issues faced during the COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in the future. If a prolonged government shutdown occurs, or if future global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing, or may develop products, product candidates, and processes competitive with lorundrostat. Lorundrostat and any future product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Our competitors include larger and better-funded pharmaceutical, biopharmaceutical, biotechnological, and therapeutics companies. Moreover, we may also compete with universities and other research institutions that may be active in research in our target indications and could be in direct competition with us. We also compete with these organizations to recruit management, scientists, and clinical development personnel, and our inability to compete successfully could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials, and identifying and in-licensing intellectual property related to new product candidates, as well as entering into collaborations, joint ventures, license agreements, and other similar arrangements. For example, Boehringer Ingelheim International and AstraZeneca have recently initiated large-scale clinical trials for the treatment of hypertension and CKD, which could impact our ability to enroll patients in our clinical trials for the same indications. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
We believe our current and future competition can be grouped into three broad categories:
•companies working to develop ASIs, including AstraZeneca, Boehringer Ingelheim, Damian Pharma and CORXEL;

•companies commercializing or developing branded products with other mechanisms of action, such as non-steroidal MRAs, endothelin receptor antagonists, and angiotensinogen directed therapies, including Roche/Alnylam, Idorsia, Ionis, Bayer, Daiichi Sankyo, Azurity, and George Medicines; and
•companies selling low-cost generic standard of care drug classes such as ARBs, ACE inhibitors, diuretics, beta blockers, alpha blockers, vasodilators, and MRAs.
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
The precise incidence and prevalence for all the conditions we aim to address with lorundrostat or any future product candidates are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on a number of internal and third-party estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these indications. While we believe our assumptions and the data underlying our estimates are reasonable, we have not independently verified the accuracy of the third-party data on which we have based our assumptions and estimates, and these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. The total addressable market across all of the potential indications for lorundrostat and any future product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each such product candidate which receives marketing approval for these indications, the availability of alternative treatments and the safety, convenience, cost, and efficacy of such product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing, and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with lorundrostat or any future product candidates, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, and results of operations.
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
In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, it may harm our ability to recruit and retain highly skilled employees. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock.
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
As of December 31, 2024, we had 51 full-time employees, of whom 39 were primarily engaged in research and development. As we continue development and pursue the potential commercialization of lorundrostat and any future product candidates, and as we continue operating as a public company, we will need to continue to expand our financial, accounting, development, regulatory, manufacturing, information technology, marketing, and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties, and we may not be successful in doing so. Our future financial performance and our ability to develop and commercialize lorundrostat and any future product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. Most recently, the IRA included a number of significant drug pricing reforms, which include the establishment of a drug price negotiation program within HHS (beginning in 2026) that requires manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation (first due in 2023), and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs (beginning in 2025). The IRA permits the HHS Secretary to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Additional drug pricing proposals could appear in future legislation.
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
As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, numerous federal and state laws and regulations, including health information privacy laws, data breach notification laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission (FTC) Act), govern the collection, use, storage, transfer, disclosure, protection, and other processing of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.
In addition, certain state laws govern the processing, collection, use, disclosure, transfer, storage, disposal, and protection of health-related and other personal information in certain circumstances. These state law protections are different and, in some cases, may be more stringent, broader in scope, or offer greater individual rights with respect to protected health information than HIPAA. These laws are evolving rapidly and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. By way of example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA), gives California residents individual privacy rights to access and delete their personal information, opt out of certain personal information sharing, limit the use of their sensitive personal information, and receive detailed information about how their personal information is used. Of particular relevance to our business, the CCPA imposes detailed obligations regarding collection, use, and disclosure of personal information of employees, job applicants, and business contacts in addition to consumers. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. The CCPA also established a new California agency, the California Privacy Protection Agency, which is authorized to issue new substantive regulations and has independent enforcement power alongside the California Attorney General. These additional rights and the establishment of an agency with independent enforcement powers are expected to increase data breach litigation and government enforcement activity in California. Comprehensive privacy legislation similar to the CCPA has been adopted in other U.S. states including Colorado, Connecticut, Kentucky, Maryland, Minnesota, Montana, New Jersey, New Hampshire, Nevada, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
In addition to the state comprehensive data privacy laws, recent years have brought substantial changes to the federal and state treatment of non-HIPAA consumer health information. At the federal level, the FTC brought three enforcement actions in 2023 against a range of companies that handle electronic health information relating to collection and disclosure of non-HIPAA covered consumer health information under Section 5 of the FTC Act, two of which included allegations made under the FTC’s Health Breach Notification Rule (HBNR). The FTC’s focus on health information continued in 2024 with changes to the HBNR that clarified its scope and emphasized applicability to non-HIPAA health care providers as well as three additional enforcement actions against companies for their use of health information for advertising purposes. At the state level, Washington and Nevada have adopted significant new legislation addressing businesses treatment of consumer health information, and Connecticut added more stringent protections for health information to its existing comprehensive state privacy law. In both Washington’s and Nevada’s laws, there are restrictive provisions limiting collection and disclosure of consumer health information, and Washington’s law provides a separate private right of action for violations.
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

Our internal information technology systems, or those of any of our service providers, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.
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
We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants, and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct, or disclosure of unauthorized activities to us that violate: (i) the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the reporting of true, complete, and accurate information to such authorities, (ii) manufacturing standards, including cGMP requirements, (iii) federal and state data privacy, security, fraud, and abuse and other healthcare laws and regulations in the United States and abroad, (iv) laws that require the true, complete, and accurate reporting of financial information or data, or (v) laws that prohibit insider trading. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements, and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any (subject to limitations), until such unused losses expire (if at all). As of December 31, 2024, we had net operating loss (NOL) carryforwards of approximately $69.0 million for federal income tax purposes and $17.2 million for state income tax purposes. Our federal NOL carryforwards will not expire but may generally only be used to offset 80% of taxable income, which may require us to pay federal income taxes in future years despite generating federal NOL carryforwards in prior years. Our state NOL carryforwards begin to expire in various amounts in 2041.
In addition, our NOL carryforwards and other tax attributes are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Furthermore, in general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, our federal NOL carryforwards may become subject to an annual limitation in the event we have in the future an “ownership change.” For these purposes, an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
Inflation could adversely affect our business and results of operations.
While inflation in the United States has been relatively low in recent years, the economy in the United States encountered a material level of inflation since 2021. Although inflation eased somewhat in 2024, it has raised our costs for commodities, labor, materials, and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with public health concerns, geopolitical developments, and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly, or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations, or cash flows.
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
As of February 7, 2025, our executive officers, directors, and greater than 5% stockholders, in the aggregate, owned approximately 45.6% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors, and approval of any significant transactions, as well as our management and business affairs, which may prevent new investors from influencing some or all of the foregoing. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
•reduced disclosure obligations regarding executive compensation; and

•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Governance
Our senior management team conducts the regular assessment and management of material risks from cybersecurity threats, including review with our IT team and third-party service providers, while our board of directors has responsibility for the oversight of risk management. All employees and consultants are directed to report to our senior management any irregular or suspicious activity that could indicate a cybersecurity threat or incident. The Audit Committee of our board of directors evaluates our cybersecurity assessment and management policies, including quarterly interviews with our senior officers and independent registered accounting firm.
Item 2. Properties
We maintain our corporate offices at 150 N. Radnor Chester Road, Suite F200, Radnor, PA 19087 under a virtual office lease. We lease our corporate and other office premises under monthly rental agreements at a nominal cost. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings
We are not currently a party to any material proceeding. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm, and other factors.
Item 4. Mine Safety Disclosures
Not Applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “MLYS” since our IPO on February 14, 2023, which was completed at a price to the public of $16.00 per share. Prior to our IPO, there was no public market for our common stock.
Holders of Common Stock
As of February 7, 2025, we had approximately 8 stockholders of record. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.
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
Overview
We are a clinical-stage biopharmaceutical company focused on developing medicines to target diseases driven by dysregulated aldosterone. Our clinical-stage product candidate, lorundrostat, is a proprietary, orally administered, highly selective ASI that we are developing for the treatment of cardiorenal conditions affected by dysregulated aldosterone, including hypertension, CKD, and OSA. In the United States, there are approximately

120 million patients have sustained elevated BP, or hypertension, and more than half of this population fails to achieve their BP goals, defined as BP below 130/80 mmHg, with currently available medications. There are over 30 million treated patients who do not achieve their BP goal, of whom approximately 20 million have systolic BP levels greater than 140 mmHg. Patients with hypertension that persists despite taking two or more medications have 1.8 and 2.5 times greater mortality risk due to either cardiovascular disease or stroke, respectively. In a Phase 2 proof-of-concept clinical trial evaluating 200 subjects (Target-HTN) with uHTN or rHTN, lorundrostat demonstrated a clinically meaningful and statistically significant reduction in BP with once-daily dosing and was well tolerated. Dysregulated aldosterone levels are a key factor in driving hypertension in approximately 30% of hypertensive patients. In addition to hypertension, we are investigating the benefits of lorundrostat in subjects with hypertension and CKD and in subjects with hypertension and OSA. We believe that our product candidate holds promise to be an innovative solution for the rapidly growing unmet need in multiple cardiorenal metabolic disorders.
Clinical Highlights
Advance-HTN is a randomized, double-blind, placebo-controlled Phase 2 clinical trial to evaluate the efficacy and safety of lorundrostat for the treatment of uHTN or rHTN, when used as an add-on therapy to a standardized background treatment of two or three antihypertensive medications. Subjects who met screening criteria discontinued their existing hypertension medications and started on a standard regimen of an ARB and a diuretic, if previously on two medications, or a standard regimen of ARB, diuretic and calcium channel blocker if previously on three to five medications. Subjects who remained hypertensive despite the standardized regimen were then randomized into three cohorts for twelve weeks receiving one of the following treatments: lorundrostat 50 mg QD, lorundrostat 50 mg QD and an option to titrate to 100 mg QD at week four based on defined criteria or placebo. The primary endpoint of Advance-HTN is change in 24-hour ambulatory systolic BP at week twelve from baseline for each active cohort versus placebo. Randomization of 285 subjects was completed in the fourth quarter of 2024, and topline data from this trial is anticipated in March 2025.
Our second pivotal trial, Launch-HTN, is a global, randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate the efficacy and safety of lorundrostat for the treatment of uHTN or rHTN, when used as an add-on therapy to their existing, prescribed background treatment of two to five antihypertensive medications. Subjects were randomized into three cohorts for twelve weeks receiving one of the following treatments: lorundrostat 50 mg QD, lorundrostat 50 mg QD and an option to titrate to 100 mg QD at week six based on defined criteria or placebo. The primary endpoint of the trial is the assessment of automated office measured systolic BP from baseline for active cohorts versus placebo at six weeks, with the results pooled for all subjects on 50 mg QD. Randomization of 1,083 subjects was completed in the fourth quarter of 2024, and topline data from this trial is anticipated in mid first half of 2025.
Explore-CKD is a randomized, double-blind, placebo-controlled, two-period, two-sequence (2x2) crossover trial designed to evaluate the safety and efficacy of 25 mg QD lorundrostat in addition to an SGLT2 inhibitor for the treatment of hypertension in subjects with Stage 2 to 3b CKD and albuminuria despite receiving stable treatment with an ACE inhibitor or ARB. The primary endpoint is placebo-adjusted change from baseline in systolic BP at week four and an exploratory endpoint is placebo-adjusted percent change from baseline in urine albumin-to-creatinine ratio at week four. Randomization of 60 subjects was completed in the first quarter of 2025, and topline data from this trial is anticipated in the second quarter of 2025.
Transform-HTN is an open-label extension trial allowing subjects to continue to receive lorundrostat and to obtain long-term efficacy and safety data. All subjects in the pivotal hypertension program, including the Advance-HTN and Launch-HTN trials, as well as the Explore-CKD trial, will be given the opportunity to participate in the extension trial.
Lorundrostat has been developed to address dysregulated aldosterone, and we believe this mechanism may be applicable to other indications where dysregulated aldosterone biology plays a role. Most recently, we have begun to explore lorundrostat for patients with OSA and hypertension.

In January 2025, we announced that the FDA cleared our IND for Explore-OSA to evaluate the effect of lorundrostat in the treatment of subjects with moderate-to-severe OSA and hypertension. We anticipate initiating Explore-OSA in the first quarter of 2025. Explore-OSA is planned to be a placebo-controlled, crossover trial to evaluate the safety and efficacy of lorundrostat 50 mg taken once daily in the evening in approximately 40 subjects with moderate-to-severe OSA. Subjects will be at least 18 years old, with a BMI ≥27 kg/m2, and the trial will be conducted across approximately 40 sites. The key objective of this trial is to evaluate the hypothesis that lorundrostat both alleviates the severity of upper airway obstruction and reduces nocturnal hypertension. The primary outcome measure is absolute change in the frequency of apnea-hypopnea episodes compared to placebo. The key secondary objective is to quantify BP throughout the night using continuous BP monitoring during performance of a standard sleep study without the use of CPAP. Standard patient reported outcomes specific to OSA will also be assessed.
Financial Overview
We commenced our operations in May 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our product candidate, lorundrostat, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, and providing other general and administrative support for our operations. As of December 31, 2024, we had cash, cash equivalents, and investments of $198.2 million. From inception through the date of this Annual Report, we raised aggregate gross proceeds of approximately $498.8 million from the sale of common stock, convertible preferred stock, convertible notes, and pre-funded warrants. In February 2023, we completed our IPO of 13,800,000 shares of our common stock at a price to the public of $16.00 per share, including the exercise in full by the underwriters of their option to purchase 1,800,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the IPO were approximately $201.4 million, net of underwriting discounts, commissions, and offering costs. In February 2024, we sold 8,339,169 shares of common stock and, to certain purchasers, 549,755 pre-funded warrants to purchase common stock for aggregate net proceeds of approximately $116.1 million, net of offering expenses, in a private placement offering (the Private Placement).
We do not have any products approved for sale, have not generated any revenue, and have incurred net losses since our inception. Our operations to date have been limited to business planning, raising capital, in-licensing and developing lorundrostat, conducting clinical trials, and other research and development activities. Our net losses for the years ended December 31, 2024 and 2023 were $177.8 million and $71.9 million, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of $302.5 million and $124.7 million, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical development activities and other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials for lorundrostat, potentially seek regulatory approval for lorundrostat and any future product candidates we may develop, expand our clinical, regulatory, quality, manufacturing, and commercialization capabilities, obtain, maintain, protect and enforce our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.
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
License Agreement with Mitsubishi Tanabe
In July 2020, we entered into the Mitsubishi License with Mitsubishi Tanabe, pursuant to which Mitsubishi Tanabe granted us an exclusive, worldwide, royalty-bearing, sublicensable license under Mitsubishi Tanabe’s patent and other intellectual property rights to exploit Lorundrostat Products for the prevention, treatment, diagnosis, detection, monitoring, or predisposition testing with respect to indications, diseases, and conditions in humans. Pursuant to the Mitsubishi License, we paid Mitsubishi Tanabe a $1.0 million upfront fee and development milestone payments of $9.0 million in the aggregate. We have remaining obligations to pay Mitsubishi Tanabe commercial milestone payments of up to $155.0 million in the aggregate upon first commercial sale and upon meeting certain annual sales targets, as well as additional commercial milestone payments of up to $10.0 million for a second indication. Additionally, we are obligated to pay Mitsubishi Tanabe tiered royalties at percentages ranging from the mid-single digits to ten percent (10%) of aggregate net sales of each Lorundrostat Product on a Lorundrostat Product-by-Lorundrostat Product and country-by-country basis, until the later of (i) the expiration of the last-to-expire valid Mitsubishi Tanabe patent claim covering a Lorundrostat Product, (ii) ten years from the first commercial sale of a Lorundrostat Product, or (iii) the expiration of regulatory exclusivity in such country. Such royalties are subject to reduction under specified conditions, including lack of patent coverage and generic competition. We incurred $0 and $9.0 million of research and development expenses pursuant to the Mitsubishi License during the years ended December 31, 2024 and 2023, respectively, that related to the initiation of our pivotal clinical program of lorundrostat in 2023. As of December 31, 2024, we have paid an aggregate of $9.0 million in development milestone payments and have no remaining development milestone obligations under the Mitsubishi License.
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
At Market Equity Offering Sales Agreement
On March 21, 2024, we entered into an ATM Equity Offering Sales Agreement (the ATM Agreement) with BofA Securities, Inc. and Evercore Group L.L.C. as our sales agents (the Agents) and/or principals. Pursuant to the terms of the ATM Agreement, we may sell from time to time through the Agents shares of our common stock having an aggregate offering price of up to $100,000,000 (the ATM Shares). Any ATM Shares will be issued pursuant to the Registration Statement. Sales of the ATM Shares, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or as otherwise agreed by us and the Agents. Under the terms of the ATM Agreement, we may also sell the ATM Shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the ATM Shares to an Agent as principal would be pursuant to the terms of a separate terms agreement between us and such Agent. We have not yet sold any ATM Shares as of December 31, 2024.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses, including employee salaries, bonuses, benefits, and stock-based compensation charges, for personnel in executive and administrative functions. Other significant general and administrative expenses include legal fees relating to intellectual property and corporate matters, professional fees for accounting, tax and consulting services, and insurance costs. We expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development activities, manufacturing activities, and the increased costs associated with operating as a public company. These increased costs will likely include increased expenses related to the hiring of additional personnel, audit, legal, regulatory, and tax-related services associated with maintaining compliance with the exchange listing and the SEC requirements and requirements of the Sarbanes-Oxley Act of 2002, director and officer insurance costs, investor and public relations costs, business development, and medical affairs.
Other Income, Net
Interest Income, Net
Interest income reported in each period is associated with our investments in money market funds and U.S. treasuries, net of fees, or other related expenses.

Comparison of the Years Ended December 31, 2024 and 2023

	Year Ended,
	December 31,
	2024	2023	Change
	(in thousands)
Research and development expenses	$(168,581)	$(70,361)	$(98,220)
General and administrative expenses	(23,822)	(14,296)	(9,526)
Total other income, net	14,593	12,759	1,834
Net loss	$(177,810)	$(71,898)	$(105,912)
Research and Development Expenses
Research and development expenses increased by $98.2 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, which was primarily due to increases of $88.7 million in preclinical and clinical costs, driven by the initiation of the lorundrostat pivotal program in the second quarter of 2023, $10.6 million in clinical supply, manufacturing, and regulatory costs, $7.0 million in higher compensation expense resulting from additions to headcount, increases in salaries and accrued bonuses, and increased stock-based compensation, and $0.9 million in other research and development expenses, partially offset by a decrease of $9.0 million in license fees associated with development milestone payments in 2023 that did not recur in 2024.
General and Administrative Expenses
General and administrative expenses increased by $9.5 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to $6.6 million in higher compensation expense resulting from additions to headcount, increases in salaries and accrued bonuses, and increased stock-based compensation, $2.6 million in higher professional fees, and $0.3 million in higher other administrative expenses.
Total Other Income, Net
Total other income, net increased by $1.8 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, which was primarily attributable to increased interest earned on our investments in money market funds and U.S. treasuries.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and have negative cash flows from operations for the foreseeable future as we continue the development of, seek regulatory approval for, and potentially commercialize lorundrostat, seek to identify, assess, acquire, and in-license intellectual property related to or develop additional product candidates and operate as a public company. From inception through the date of this Annual Report, we raised aggregate gross proceeds of approximately $498.8 million from the sale of common stock, convertible preferred stock, convertible notes, and pre-funded warrants. As of December 31, 2024, we had cash, cash equivalents, and investments of $198.2 million. In February 2023, we completed our IPO of 13,800,000 shares of our common stock sold at a price to the public of $16.00 per share, including the exercise in full by the underwriters of their option to purchase 1,800,000 additional shares of our common stock, for net proceeds of approximately $201.4 million, net of underwriting discounts, commissions, and offering costs. In February 2024, we sold 8,339,169 Shares and, to certain Purchasers, 549,755 Pre-Funded Warrants for aggregate net proceeds of approximately $116.1 million in the Private Placement.

Our primary uses of cash to date have been to fund our research and development activities, including with respect to lorundrostat, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.
Funding Requirements
Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of December 31, 2024 will be sufficient to allow us to fund our operations for at least twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from factors that include but are not limited to, geopolitical conflict in and around Ukraine, Israel, and other areas of the world, inflation, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. If we raise additional funds through future collaborations, licenses, or other similar arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, product candidates, research programs, intellectual property or proprietary technology, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves, or on less favorable terms than we would otherwise choose.
Cash Flows
Comparison of the Years Ended December 31, 2024 and 2023
Since our inception, we have primarily used our available cash to fund expenditures related to the in-license and development of lorundrostat. The following table sets forth a summary of cash flows for the years presented (in thousands):

	Year Ended
	December 31,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(166,314)	$(81,173)	$(85,141)
Investing activities	114,959	(160,472)	275,431
Financing activities	116,142	203,248	(87,106)
Net	$64,787	$(38,397)	$103,184

Operating Activities
Net cash used in operating activities was $166.3 million during the year ended December 31, 2024, compared to $81.2 million during the year ended December 31, 2023, which was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, the development of lorundrostat and related clinical trial expenses, personnel and compensation expense, legal and professional fees to support our operations, and general working capital requirements. The $85.1 million increase in cash used consisted of an increase in net loss, adjusted for non-cash expenses, of approximately $102.1 million, and the net effect of changes in working capital of $17.0 million.
Investing Activities
Net cash provided by investing activities was $115.0 million during the year ended December 31, 2024, compared to net cash used of $160.5 million during the year ended December 31, 2023. The change in cash provided by investing activities was primarily attributable to the timing and amount of purchases and maturities of marketable securities in each year. During the year ended December 31, 2024 compared to the year ended December 31, 2023, an increase in maturities of prior purchases of $301.0 million and a decrease in purchases of $25.5 million occurred.
Financing Activities
Net cash provided by financing activities of $116.1 million during the year ended December 31, 2024 decreased, compared to $203.2 million during the year ended December 31, 2023. During the year ended December 31, 2024, we received net proceeds of $116.1 million from the sale of Shares and Pre-Funded Warrants in the Private Placement, and during the year ended December 31, 2023, we received aggregate net proceeds of $203.0 million from the sale of our common stock in our IPO in February 2023.
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
We estimate the fair value of option grants using the Black-Scholes option pricing model. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 2. “Summary of Significant Accounting Policies” of the notes to our financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during 2024 and 2023.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of December 31, 2024, our cash equivalents and investments consisted of money market funds and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our short-term cash equivalents and investments is subject to change as a result of potential changes in market interest rates. Due to the nature of our cash equivalents and investments, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the years presented.
Foreign Currency Exchange Risk
We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. To date, these fluctuations have not been significant, and we have not had a formal hedging program with respect to foreign currency. We believe an immediate hypothetical 10% change in exchange rates would not have had a material effect on our results of operations during the years presented.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Mineralys Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Mineralys Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
Denver, Colorado
February 12, 2025

Mineralys Therapeutics, Inc.
Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$114,091	$49,304
Investments	84,096	187,263
Prepaid and other current assets	7,164	12,536
Total current assets	205,351	249,103
Investments, noncurrent	—	2,482
Property and equipment, net	53	—
Other assets	499	51
Total assets	$205,903	$251,636

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$479	$601
Accrued liabilities	14,167	9,881
Total current liabilities	14,646	10,482
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2024 and 2023; 49,821,915 and 41,133,916 shares issued and outstanding as of December 31, 2024 and 2023, respectively	5	4
Additional paid-in capital	493,770	365,858
Accumulated deficit	(302,518)	(124,708)
Total stockholders’ equity	191,257	241,154
Total liabilities and stockholders’ equity	$205,903	$251,636
The accompanying notes are an integral part of these financial statements.

Mineralys Therapeutics, Inc.
Statements of Operations
(in thousands, except share and per share data)

	Year Ended
	December 31,
	2024	2023
Operating expenses:
Research and development	$168,581	$70,361
General and administrative	23,822	14,296
Total operating expenses	192,403	84,657
Loss from operations	(192,403)	(84,657)
Interest income, net	14,588	12,756
Other income	5	3
Total other income, net	14,593	12,759
Net loss	$(177,810)	$(71,898)
Net loss per share attributable to common stockholders, basic and diluted	$(3.66)	$(1.99)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	48,539,795	36,188,254
The accompanying notes are an integral part of these financial statements.

Mineralys Therapeutics, Inc.
Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	86,332,216	$40,987	136,510,868	$117,657	6,419,238	$1	$540	$(52,810)	$(52,269)
Conversion of preferred stock to common stock upon closing of initial public offering	(86,332,216)	(40,987)	(136,510,868)	(117,657)	20,637,415	2	158,642	—	158,644
Issuance of common stock from initial public offering, net of issuance costs of $19,441	—	—	—	—	13,800,000	1	201,358	—	201,359
Issuance of common stock from stock option exercises	—	—	—	—	268,534	—	194	—	194
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	8,729	—	64	—	64
Stock-based compensation	—	—	—	—	—	—	5,060	—	5,060
Net loss	—	—	—	—	—	—	—	(71,898)	(71,898)
Balance as of December 31, 2023	—	—	—	—	41,133,916	4	365,858	(124,708)	241,154
Issuance of common stock and pre-funded warrants in a private placement offering, net of offering costs of $3,941	—	—	—	—	8,339,169	1	116,058	—	116,059
Issuance of common stock from stock option exercises	—	—	—	—	321,942	—	297	—	297
Issuance of common stock for cash under employee stock purchase plan	—	—	—	—	26,888	—	221	—	221
Stock-based compensation	—	—	—	—	—	—	11,336	—	11,336
Net loss	—	—	—	—	—	—	—	(177,810)	(177,810)
Balance as of December 31, 2024	—	$—	—	$—	49,821,915	$5	$493,770	$(302,518)	$191,257
The accompanying notes are an integral part of these financial statements.

Mineralys Therapeutics, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(177,810)	$(71,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on held-to-maturity securities	(9,405)	(6,865)
Stock-based compensation	11,336	5,060
Depreciation and amortization	43	—
Changes in operating assets and liabilities:
Accrued interest receivable	424	(355)
Prepaid and other current assets	4,935	(9,530)
Accounts payable and accrued liabilities	4,163	2,415
Net cash used in operating activities	(166,314)	(81,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(373,445)	(347,972)
Maturity of marketable securities	488,500	187,500
Purchases of property and equipment	(96)	—
Net cash provided by (used in) investing activities	114,959	(160,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants in a private placement offering, net of paid offering costs	116,059	—
Proceeds from stock option exercises	297	194
Proceeds from the issuance of common stock for cash under employee stock purchase plan	221	64
Offering costs paid	(435)	—
Proceeds from issuance of common stock in initial public offering, net of offering costs	—	202,990
Net cash provided by financing activities	116,142	203,248

Net increase (decrease) in cash and cash equivalents	64,787	(38,397)
Cash and cash equivalents - beginning	49,304	87,701
Cash and cash equivalents - ending(1)	$114,091	$49,304

Supplement Disclosure of Non-Cash Financing Activities:
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$—	$159,180
(1)Cash and cash equivalents as of December 31, 2024 exclude investments of $84.1 million. Cash, cash equivalents, and investments amounted to $198.2 million as of December 31, 2024.
The accompanying notes are an integral part of these financial statements.

Mineralys Therapeutics, Inc.
Notes to Financial Statements

Note 1. Nature of Business
Mineralys Therapeutics, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on developing medicines to target diseases driven by dysregulated aldosterone. The Company’s clinical-stage product candidate, lorundrostat, is a proprietary, orally administered, aldosterone synthase inhibitor that the Company is developing for the treatment of cardiorenal conditions affected by dysregulated aldosterone, including hypertension, chronic kidney disease, and obstructive sleep apnea. The Company has initiated a pivotal clinical program of lorundrostat for the treatment of uncontrolled or resistant hypertension and a Phase 2 trial for lorundrostat in hypertensive patients with Stage 2 to 3b chronic kidney disease. Additionally, the Company is investigating the benefits of lorundrostat in subjects with hypotension and obstructive sleep apnea. The Company was incorporated as a Delaware corporation in May 2019, and it is headquartered in Radnor, Pennsylvania. The Company’s operations to date have been limited to business planning, raising capital, in-licensing, conducting preclinical and clinical trials, and other research and development.
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
Reverse Stock Split
On February 1, 2023, the Company effected a one-for-10.798 reverse stock split of its issued and outstanding shares of common stock, par value $0.0001 per share, and a proportional adjustment to the existing conversion ratio of the Company’s preferred stock (the Reverse Stock Split). Accordingly, all share and per-share amounts for all years presented in the accompanying financial statements and notes thereto have been adjusted to reflect this Reverse Stock Split.
Liquidity and Capital Resources
Since its inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. As of December 31, 2024, the Company had an accumulated deficit of $302.5 million and cash, cash equivalents, and investments of $198.2 million. For the year ended December 31, 2024, the Company had a net loss of $177.8 million and net cash used in operating activities of $166.3 million.
From inception to December 31, 2024, the Company has funded its operations by raising aggregate gross proceeds of approximately $498.8 million from the sale of the Company’s common stock, convertible preferred stock, convertible notes, and pre-funded warrants. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company expects to continue to incur substantial losses in the foreseeable future as a result of the Company’s research and development activities. Additional funding will be required in the future to continue with the Company’s planned research and development and other activities. The Company expects to finance its operations through equity offerings, debt financings, and other capital sources, including potential strategic collaborations, licensing, and other similar arrangements. The Company believes that its cash, cash equivalents, and investments as of December 31, 2024 will be sufficient to allow the Company to fund operations for at least twelve months from the issuance date of these financial statements.

Mineralys Therapeutics, Inc.
Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), which include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the years presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates of the Financial Accounting Standards Board (FASB). The Company’s management performed an evaluation of its activities through the date of filing of these financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.
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
Segment Information
The Company operates in one operating segment for the purposes of assessing performance, making operating decisions, and allocating Company resources. The Company’s chief operating decision maker (CODM) is its chief executive officer, who considers net loss to evaluate overall expenses associated with conducting research and development activities, which includes evaluating the progress of ongoing clinical trials and the planning and execution of current and future research and development activities. Further, the CODM reviews and utilizes functional expenses (research and development and general and administrative) as reported in the statements of operations to manage the Company’s operations. Other segment items included in net loss are interest income, net and other income. The measure of performance, significant expenses, and other items are each reflected in the statements of operations. The accounting policies of the segment are the same as those described below. The measure of segment assets is reported on the balance sheets as total assets. All assets are held in the United States.
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
Cash and Cash Equivalents
All highly liquid investments that have maturities of 90 days or less at the date of purchase are classified as cash equivalents. As of December 31, 2024 and 2023, the Company did not have any restricted

Mineralys Therapeutics, Inc.
Notes to Financial Statements

cash balances. The Company’s cash and cash equivalents balances as of December 31, 2024 include cash balances and amounts held primarily in interest-bearing money market accounts and U.S. Treasury bills with original maturities of less than three months. The Company’s cash and cash equivalents balances as of December 31, 2023 include cash balances and amounts held primarily in interest-bearing money market accounts. The following table provides a reconciliation of cash and cash equivalents as reported in the statements of cash flows to the balance sheets (in thousands):

	December 31,
	2024	2023
Cash	$664	$643
Cash equivalents	113,427	48,661
Total cash and cash equivalents	$114,091	$49,304
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
The Company invested in marketable securities during the years ended December 31, 2024 and 2023, and no impairment charges were recorded. For held-to-maturity investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized within other income, net in the Company’s statements of operations and a new cost basis in the investment is established.
Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statements of operations. Deferred offering costs as of December 31, 2024 and 2023 were $0.4 million and $0, respectively. Such costs are classified in other assets on the balance sheets.
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

Mineralys Therapeutics, Inc.
Notes to Financial Statements

Defined Contribution Plan
The Company sponsors a qualified 401(k) plan that allows eligible employees to make contributions, subject to certain limitations. The Company provides a matching contribution of up to 4% of an employee’s compensation. For the years ended December 31, 2024 and 2023, the Company made matching contributions of $0.4 million and $0.2 million, respectively.
Net Loss Per Share
The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential common stock equivalents outstanding for the year determined using the treasury stock method. For purposes of this calculation, unvested restricted stock awards and stock options to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive. The weighted-average number of common shares used in the basic and diluted net loss per common stockholders calculations includes the weighted-average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration. The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	Year Ended
	December 31,
	2024	2023
Outstanding options	4,560,292	2,540,279
Unvested restricted stock awards	370,106	1,007,930
Total	4,930,398	3,548,209
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all of the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based on the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2024 and 2023, the Company does not have any significant uncertain tax positions. If the Company were to incur interest and penalties on uncertain tax positions, it would classify them as income tax expense.
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

Mineralys Therapeutics, Inc.
Notes to Financial Statements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, including public entities with a single reportable segment, primarily through enhanced disclosures about significant segment expenses. The Company adopted this standard for the Company’s fiscal year 2024 annual reporting period.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company beginning in fiscal year 2026, with early adoption permitted. The Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and related disclosures.
Note 3. Fair Value of Financial Instruments
The following table presents financial instruments measured at fair value on a recurring basis based on the fair value hierarchy as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
	Level 1
Assets
Cash equivalents
Money market funds	$83,602	$48,661
There were no transfers within the fair value hierarchy during the years presented.
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
U.S. Treasury Bills—As of December 31, 2024 and 2023, the Company had short- and long-term U.S. Treasury bills. Fair values of these securities are determined by Level 2 inputs utilizing quoted prices (unadjusted) in active markets for similar assets. The following table presents information about the Company’s investments in held-to-maturity U.S. Treasury bills as of each reported date (in thousands):

		As of December 31, 2024
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Cash and cash equivalents	less than 3 months	$29,825	$29,829
Investments	between 3 and 12 months	84,096	84,123
Total		$113,921	$113,952

Mineralys Therapeutics, Inc.
Notes to Financial Statements

		As of December 31, 2023
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Investments	between 3 and 12 months	$187,263	$187,293
Investments, noncurrent	greater than 1 year	2,482	2,486
Total		$189,745	$189,779
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
The Company incurred $0 and $9.0 million of research and development expenses pursuant to the Mitsubishi License during the years ended December 31, 2024 and 2023, respectively, that related to the Company’s initiation of its pivotal clinical program of lorundrostat in 2023. As of December 31, 2024, the

Mineralys Therapeutics, Inc.
Notes to Financial Statements

Company has paid an aggregate of $9.0 million in development milestone payments and has no remaining development milestone obligations under the Mitsubishi License.
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2024 and 2023, and no material legal proceedings are currently pending or threatened.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers of the Company and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2024 and 2023.
Note 5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Research and development expenses	$8,614	$7,122
Compensation and benefits	3,582	1,599
Professional fees and other	1,971	1,160
Total	$14,167	$9,881
Note 6. Capital Stock
As of December 31, 2024, the Company had reserved authorized shares of common stock for future issuance as follows:

Common stock options outstanding	4,560,292
Shares available for grant under the 2023 Plan	2,510,030
Shares available for grant under the ESPP	775,722
Pre-funded warrants issued and outstanding	549,755
Total	8,395,799
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

Mineralys Therapeutics, Inc.
Notes to Financial Statements

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
Private Placement Offering
On February 7, 2024, the Company entered into a securities purchase agreement (the Purchase Agreement) with the purchasers named therein (the Purchasers), for the private placement (the Private Placement) of (i) 8,339,169 shares (the Shares) of the Company’s common stock at a price of $13.50 per Share, and (ii) with respect to certain Purchasers, pre-funded warrants to purchase an aggregate of 549,755 shares of common stock (the Pre-Funded Warrants) in lieu of shares of common stock, at a purchase price of $13.499 per Pre-Funded Warrant (the shares of common stock issuable upon exercise of the Pre-Funded Warrants, the Warrant Shares) for aggregate net proceeds of approximately $116.1 million. The Company is using the net proceeds from the Private Placement to fund the research and development of lorundrostat and for working capital and general corporate purposes.
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

Mineralys Therapeutics, Inc.
Notes to Financial Statements

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
At Market Equity Offering Sales Agreement
On March 21, 2024, the Company entered into an ATM Equity Offering Sales Agreement (the ATM Agreement) with BofA Securities, Inc. and Evercore Group L.L.C. as the Company’s sales agents (the Agents) and/or principals. Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock having an aggregate offering price of up to $100,000,000 (the ATM Shares). Any ATM Shares will be issued pursuant to the Registration Statement. Sales of the ATM Shares, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or as otherwise agreed by the Company and the Agents. Under the terms of the ATM Agreement, the Company may also sell the ATM Shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the ATM Shares to an Agent as principal would be pursuant to the terms of a separate terms agreement between the Company and such Agent. The Company has not yet sold any ATM Shares as of December 31, 2024.
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

Mineralys Therapeutics, Inc.
Notes to Financial Statements

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
As of December 31, 2024, the Company had the following balances by plan:

	Options Outstanding	Unvested RSAs	Shares Available for Grant
2023 Plan	3,793,940	—	2,510,030
2020 Plan	766,352	370,106	—
Total	4,560,292	370,106	2,510,030
Stock Options
The following is a summary of the Company’s stock option activity under its 2023 Plan and 2020 Plan:

	Shares	Weighted-Average Exercise Price	Total Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life (Years)
Options outstanding as of December 31, 2023	2,540,279	$9.10	$8,291	8.8
Options granted	2,709,800	$12.83
Options exercised	(321,942)	$0.92
Options forfeited or expired	(367,845)	$10.77
Options outstanding as of December 31, 2024	4,560,292	$11.76	$9,756	8.6
Options vested and exercisable as of December 31, 2024	1,221,180	$9.64	$5,217	8.0
As of December 31, 2024, the Company had $27.2 million of unrecognized share-based compensation expense related to stock option awards that is expected to be recognized over a weighted-average period of approximately 1.5 years. For the years ended December 31, 2024 and 2023, the total fair value of options vested was $8.9 million and $1.5 million, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2024 and 2023 was $4.2 million and $3.2 million, respectively.
The weighted-average grant date fair value per share for options granted during the years ended December 31, 2024 and 2023 was $9.55 and $12.41, respectively. The following table presents the weighted-

Mineralys Therapeutics, Inc.
Notes to Financial Statements

average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the following periods:

	Year Ended
	December 31,
	2024	2023
Exercise price	$12.83	$15.19
Expected term (years)	6.04 years	6.01 years
Expected stock price volatility	87.0%	104.6%
Risk-free rate of interest	4.2%	3.9%
Expected dividend yield	—%	—%
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
The following is a summary of the Company’s RSA activity under its 2023 Plan and 2020 Plan:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	1,007,930	$1.6338
Vested	(637,824)	$1.5466
Unvested as of December 31, 2024	370,106	$1.7842
As of December 31, 2024, the Company had $0.6 million of unrecognized share-based compensation expense related to RSAs that is expected to be recognized over a weighted-average period of approximately 0.8 years. For the years ended December 31, 2024 and 2023, the total fair value of RSAs vested was $1.0 million and $0.1 million, respectively.
2023 Employee Stock Purchase Plan
In February 2023, the Company’s board of directors and stockholders approved the 2023 Employee Stock Purchase Plan (ESPP), which became effective upon the closing of the Company’s IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to a specified percentage of their eligible compensation withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. A total of 400,000 shares of the Company’s common stock was initially reserved for issuance under the ESPP. The first ESPP offering period commenced on July 1, 2023, with each new six-month offering period beginning each January 1 and July 1. ESPP purchases of common stock occur at a price equal to 85% of the lower of (i) the closing price on the first trading day of the offering period or (ii) the closing price on the last trading day of the offering period. As of December 31, 2024, the Company had 775,722 shares available for issuance and 35,617 cumulative shares had been issued under the ESPP.
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

Mineralys Therapeutics, Inc.
Notes to Financial Statements

Total stock-based compensation expense reported in the statements of operations was allocated as follows (in thousands):

	Year Ended
	December 31,
	2024	2023
Research and development	$5,008	$2,263
General and administrative	6,328	2,797
Total	$11,336	$5,060
Note 8. Income Taxes
There was no current or deferred income tax expense or benefit for the years ended December 31, 2024 and 2023, due to the Company’s net loss and increases in its deferred tax asset valuation allowance. The components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Net operating loss carryforwards	$15,580	$7,890
Research and development credit carryforwards	15,380	5,671
Capitalized research and development costs	44,981	15,037
Intangible assets	1,976	2,048
Other	2,012	857
Total deferred tax assets	79,929	31,503
Valuation allowance	(79,929)	(31,503)
Deferred tax assets, net of valuation allowance	$—	$—
The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets, which are dependent on future earnings, if any, the timing and amount of which are uncertain. The Company periodically evaluates the recoverability of the deferred tax assets. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. The Company’s valuation allowance increased by approximately $48.4 million and $18.6 million for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, the Company had federal net operating loss (NOL) carryforwards of $69.0 million and $35.0 million available to reduce future taxable income, respectively. The federal NOL carryforward has no expiration as a result of the Tax Cuts and Jobs Act of 2017. As of December 31, 2024 and 2023, the Company had $17.2 million and $8.6 million, respectively, of state NOL carryforwards that begin expiring in 2041.
As of December 31, 2024 and 2023, the Company had federal and state research and development tax credit carryforwards of $15.6 million and $5.7 million, respectively, to reduce future taxable income. The federal research and development tax credit carryforwards begin to expire in 2041. Research and development tax credit carryforwards associated with California carry forward indefinitely. Research and development tax credit carryforwards associated with other states begin expiring in 2038.
The Internal Revenue Code (IRC) Sections 382 and 383 limit annual use of NOL and research and development credit carryforwards in the event a cumulative change in ownership of more than 50% occurs

Mineralys Therapeutics, Inc.
Notes to Financial Statements

within a three-year period. The Company completed an ownership change analysis pursuant to IRC Section 382 through December 31, 2024 and determined that the Company experienced ownership changes on February 16, 2021 and June 1, 2022. Since all of the Company’s federal NOLs have an indefinite carryover period, none of the federal NOLs generated prior to the ownership changes will expire prior to utilization, but will be subject to the annual limitations on future utilization. As a result of the annual limitation, approximately $0.2 million of federal research and development credits will expire prior to utilization due to the ownership change occurring on February 16, 2021. The remaining federal research and development credits are available to offset federal tax liability within their respective federal research and development credit carryover periods (20 years), subject to the annual limitations on future utilization. State NOLs and state research and development credits may be similarly limited. The Company’s use of federal and state NOLs and research and development credits could be further limited by ownership changes that occur subsequent to December 31, 2024. If eliminated, the related asset would be removed from the deferred tax asset with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.
The Company’s effective tax rate for the years ended December 31, 2024 and 2023 was 0%. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended:

	December 31,
	2024	2023
Statutory federal income tax rate	21.00%	21.00%
State income taxes, net of federal tax benefits	1.76	(0.29)
Research and development credits	5.19	5.74
Permanent items and other	(0.70)	(0.60)
Change in valuation allowance	(27.25)	(25.85)
Total provision for income taxes	—%	—%
The Company files income tax returns in the U.S. Federal jurisdiction and various state and local jurisdictions. As of December 31, 2024, all years remained subject to examination by tax authorities.
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
As of December 31, 2024 and 2023, the Company had $4.5 million and $1.1 million, respectively, in unrecognized tax benefits, which would not affect the effective tax rate if recognized due to the valuation allowance against deferred tax assets. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company’s policy is to recognize interest expense and penalties related to income tax matters in income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

Mineralys Therapeutics, Inc.
Notes to Financial Statements

The following table summarizes the changes to the Company’s unrecognized tax benefits for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended
	December 31,
	2024	2023
Beginning balance	$1,076	$261
Additions related to current year positions	2,921	781
Additions related to prior year positions	508	34
Ending balance	$4,505	$1,076
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions include the removal of certain limitations on the utilization of net operating losses, an increase in the loss carryback period for certain losses to five years, and an increase in the ability to deduct interest expense. Additionally, the CARES Act amends certain provisions of the previously enacted Tax Cuts and Jobs Act of 2017.
Note 9. Subsequent Events
On February 10, 2025, the board of directors adopted and approved the Company’s 2025 Employment Inducement Incentive Award Plan (the 2025 Inducement Plan), which became effective on February 10, 2025. In accordance with Rule 5635(c)(4) of the Nasdaq Stock Market listing rules, equity awards under the 2025 Inducement Plan may only be made to an employee if he or she is granted such awards in connection with the commencement of his or her employment with the Company and such grant is a material inducement to his or her entering into employment with the Company.
The Company has reserved 1,000,000 shares of common stock for issuance pursuant to non-qualified stock options and restricted stock units under the 2025 Inducement Plan. As of February 12, 2025, no shares had been issued under the 2025 Inducement Plan.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act. Management assessed our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
2025 Employment Inducement Incentive Award Plan
On February 10, 2025, the Compensation Committee (the Committee) of the Company approved the Mineralys Therapeutics, Inc. 2025 Employment Inducement Incentive Award Plan (the 2025 Inducement Plan). The terms of the 2025 Inducement Plan are substantially similar to the terms of the Company’s 2023 Incentive Award Plan with the exception that incentive stock options may not be issued under the 2025 Inducement Plan and awards under the 2025 Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq Listing Rules. The 2025 Inducement Plan was adopted by the Committee without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.
There are initially 1,000,000 shares of the Company’s common stock reserved for issuance pursuant to awards granted under the 2025 Inducement Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the 2025 Inducement Plan may only be made to an employee who is commencing employment with the Company or any of its affiliates or who is being rehired following a bona fide interruption of employment by the Company or any of its affiliates, in any case if he or she is granted such award in connection with his or her commencement of employment with the Company or any of its affiliates and such grant is an inducement material to his or her entering into employment with the Company or any of its affiliates, as applicable.
The foregoing description of the 2025 Inducement Plan is a summary only and does not describe all terms and conditions applicable to the 2025 Inducement Plan. The description is subject to and qualified in its entirety by the terms of the 2025 Inducement Plan and the forms of stock option and restricted stock unit agreements, copies of which are filed hereto within exhibit 10.12.
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, one of our officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules). The material terms of these Rule 10b5-1 trading arrangements are described below:

Name and Title	Action Taken	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Number of Securities

David Rodman, M.D., Chief Medical Officer	Adoption 10/25/2024	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the plan	4/1/2025 - 12/31/2025	(1)
________
(1)The executive’s Rule 10b5-1 trading arrangement provides for the sale of up to (i) 132,730 shares of common stock that are currently outstanding and (ii) 31,118 shares of common stock subject to a stock option award granted to Dr. Rodman that vests ratably over time.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included in Part I, Item 1 of this Annual Report under the caption “Information About Our Executive Officers.”
Our board of directors has adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our website at www.mineralystx.com. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the code. We have included our website address in this Annual Report solely as an inactive textual reference. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.
The additional information required by this item is incorporated by reference from our 2025 Proxy Statement under the captions “Proposal 1: Election of Directors” and “Delinquent Section 16(a) Reports.”
Item 11. Executive Compensation
The information required by this item is incorporated by reference from our 2025 Proxy Statement under the caption “Executive Compensation and Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our 2025 Proxy Statement under the captions “Proposal 1: Election of Directors” and “Certain Relationships and Related Person Transactions.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our 2025 Proxy Statement under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm.”

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
Item 16. Form 10-K Summary
None.
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	2/14/23	3.1
3.2	Amended and Restated Bylaws	8-K	2/14/23	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	2/2/23	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated June 1, 2022, by and among the Registrant and certain of its stockholders	S-1/A	2/2/23	4.2
4.3	Form of Pre-Funded Warrant	8-K	2/8/24	4.1
4.4	Description of Registered Securities	10-K	3/21/24	4.4
10.1#	Mineralys Therapeutics, Inc. Amended and Restated 2020 Equity Incentive Plan and form of stock option agreement and form of restricted stock agreement thereunder	S-1/A	2/2/23	10.1
10.2#	Mineralys Therapeutics, Inc. 2023 Incentive Award Plan and form of stock option agreement and form of restricted stock unit agreement thereunder	S-1/A	2/2/23	10.2
10.3#	Mineralys Therapeutics, Inc. 2023 Employee Stock Purchase Plan	S-1/A	2/2/23	10.3
10.4#	Non-Employee Director Compensation Policy	S-1/A	2/2/23	10.4
10.5#†	Amended and Restated Employment Letter Agreement, dated February 1, 2023, by and between Jon Congleton and the Registrant	S-1/A	2/2/23	10.5
10.6#†	Amended and Restated Employment Letter Agreement, dated February 1, 2023, by and between David Rodman, M.D. and the Registrant	S-1/A	2/2/23	10.6
10.7#†	Amended and Restated Employment Letter Agreement, dated February 1, 2023, by and between Adam Levy and the Registrant	S-1/A	2/2/23	10.7

10.8#	Form of Indemnification Agreement for Directors and Officers	S-1	1/18/23	10.8
10.9†	License Agreement, dated July 9, 2020, between the Registrant and Mitsubishi Tanabe Pharmaceutical Corporation	S-1	1/18/23	10.9
10.10	Securities Purchase Agreement, dated February 7, 2024, by and between the Registrant and each of the purchasers party thereto	8-K	2/8/24	10.1
10.11	ATM Equity Offering Sales Agreement, dated March 21, 2024, by and among the Registrant, BofA Securities, Inc. and Evercore Group L.L.C.	S-3	3/21/24	1.2
10.12	Mineralys Therapeutics, Inc. 2025 Employment Inducement Incentive Award Plan and form of stock option agreement and form of restricted stock unit agreement thereunder				x
19.1	Mineralys Therapeutics, Inc. Insider Trading Compliance Policy and Procedures				x
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				x
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
97.1	Mineralys Therapeutics, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	3/21/24	97.1
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x
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

MINERALYS THERAPEUTICS, INC.

Date:	February 12, 2025	By:	/s/ Jon Congleton
Jon Congleton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Jon Congleton	Chief Executive Officer (Principal Executive Officer)	February 12, 2025
Jon Congleton

/s/ Adam Levy	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 12, 2025
Adam Levy

/s/ Glenn Sblendorio	Chairman	February 12, 2025
Glenn Sblendorio

/s/ Srinivas Akkaraju	Director	February 12, 2025
Srinivas Akkaraju, M.D., Ph.D.

/s/ Derek DiRocco	Director	February 12, 2025
Derek DiRocco, Ph.D.

/s/ Alexander M. Gold	Director	February 12, 2025
Alexander M. Gold, M.D.

/s/ Daphne Karydas	Director	February 12, 2025
Daphne Karydas

/s/ Brian Taylor Slingsby	Director	February 12, 2025
Brian Taylor Slingsby, M.D., Ph.D., M.P.H.