Form 10-Q
period 2025-03-31
Mineralys Therapeutics, Inc.
filed 2025-05-12
CIK 1933414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 8, 2025, there were 65,175,287 shares of the registrant’s common stock outstanding.

Mineralys Therapeutics, Inc.
i

Part I - Financial Information
Item 1. Financial Statements
Mineralys Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$165,007	$114,091
Investments	178,019	84,096
Prepaid and other current assets	11,480	7,164
Total current assets	354,506	205,351
Property and equipment, net	38	53
Other assets	397	499
Total assets	$354,941	$205,903

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$373	$479
Accrued liabilities	13,013	14,167
Total current liabilities	13,386	14,646
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 64,876,228 and 49,821,915 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	6	5
Additional paid-in capital	686,278	493,770
Accumulated deficit	(344,729)	(302,518)
Total stockholders’ equity	341,555	191,257
Total liabilities and stockholders’ equity	$354,941	$205,903
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating expenses:
Research and development	$37,879	$30,754
General and administrative	6,568	4,608
Total operating expenses	44,447	35,362
Loss from operations	(44,447)	(35,362)
Interest income, net	2,239	3,853
Other income (expense)	(3)	1
Total other income, net	2,236	3,854
Net loss	$(42,211)	$(31,508)
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(0.70)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	53,163,551	44,900,755
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	41,133,916	$4	$365,858	$(124,708)	$241,154
Issuance of common stock and pre-funded warrants in private placement offering, net of offering costs of $3,941	8,339,169	1	116,058	—	116,059
Issuance of common stock from stock option exercises	159,904	—	149	—	149
Stock-based compensation	—	—	2,191	—	2,191
Net loss	—	—	—	(31,508)	(31,508)
Balance as of March 31, 2024	49,632,989	$5	$484,256	$(156,216)	$328,045

	Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	49,821,915	$5	$493,770	$(302,518)	$191,257
Issuance of common stock in public offering, net of offering costs of $12,509	14,907,406	1	188,740	—	188,741
Issuance of common stock from stock option exercises	146,907	—	123	—	123
Stock-based compensation	—	—	3,645	—	3,645
Net loss	—	—	—	(42,211)	(42,211)
Balance as of March 31, 2025	64,876,228	$6	$686,278	$(344,729)	$341,555
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,211)	$(31,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on held-to-maturity securities	(1,046)	(2,509)
Stock-based compensation	3,645	2,191
Depreciation and amortization	15	8
Changes in operating assets and liabilities:
Accrued interest receivable	52	119
Prepaid, other current assets, and other assets	(4,396)	4,159
Accounts payable and accrued liabilities	(1,546)	8,401
Net cash used in operating activities	(45,487)	(19,139)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(127,876)	(123,393)
Maturities of marketable securities	35,000	67,500
Purchases of property and equipment	—	(59)
Net cash used in investing activities	(92,876)	(55,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in public offering, net of offering costs	189,166	—
Proceeds from stock option exercises	123	149
Payment of shelf offering costs	(10)	(63)
Proceeds from issuance of common stock and pre-funded warrants in a private placement offering, net of offering costs	—	116,119
Net cash provided by financing activities	189,279	116,205

Net increase in cash and cash equivalents	50,916	41,114
Cash and cash equivalents - beginning	114,091	49,304
Cash and cash equivalents - ending(1)	$165,007	$90,418

Supplement Disclosure of Non-Cash Financing Activities:
Public offering and shelf offering costs included in accounts payable and accrued liabilities	$289	$321
(1)Cash and cash equivalents as of March 31, 2025 exclude investments of $178.0 million. Cash, cash equivalents, and investments amounted to $343.0 million as of March 31, 2025.
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 1. Nature of Business
Mineralys Therapeutics, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on developing medicines to target diseases driven by dysregulated aldosterone. The Company’s clinical-stage product candidate, lorundrostat, is a proprietary, orally administered, aldosterone synthase inhibitor that the Company is developing for the treatment of cardiorenal conditions affected by dysregulated aldosterone, including hypertension, chronic kidney disease, and obstructive sleep apnea. The Company has completed two pivotal clinical trials of lorundrostat for the treatment of uncontrolled or resistant hypertension. The Company is also conducting a Phase 2 trial of lorundrostat in hypertensive patients with Stage 2 to 3b chronic kidney disease and a Phase 2 trial of lorundrostat in hypertensive patients with obstructive sleep apnea. The Company was incorporated as a Delaware corporation in May 2019, and it is headquartered in Radnor, Pennsylvania. The Company’s operations to date have been limited to business planning, raising capital, in-licensing, conducting preclinical and clinical trials, and other research and development.
Liquidity and Capital Resources
Since its inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. As of March 31, 2025, the Company had an accumulated deficit of $344.7 million and cash, cash equivalents, and investments of $343.0 million. For the three months ended March 31, 2025, the Company had a net loss of $42.2 million and net cash used in operating activities of $45.5 million.
From inception to March 31, 2025, the Company has funded its operations by raising aggregate gross proceeds of approximately $700.0 million from the sale of the Company’s common stock, convertible preferred stock, convertible notes, and pre-funded warrants. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company expects to continue to incur substantial losses in the foreseeable future as a result of the Company’s research and development and other activities. Additional funding will be required in the future to continue with the Company’s planned research and development and other activities. The Company expects to finance its operations through equity offerings, debt financings, and other capital sources, including potential strategic collaborations, licensing, and other similar arrangements. The Company believes that its cash, cash equivalents, and investments as of March 31, 2025 will be sufficient to allow the Company to fund operations for at least twelve months from the issuance date of these condensed financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates of the Financial Accounting Standards Board (FASB).
Segment Information
The Company operates in one operating segment for the purposes of assessing performance, making operating decisions, and allocating Company resources. The Company’s chief operating decision maker (CODM) is its chief executive officer, who considers net loss to evaluate overall expenses associated with conducting research and development activities, which includes evaluating the progress of ongoing clinical trials and the planning and execution of current and future research and development and other activities. Further, the CODM reviews and utilizes functional expenses (research and development and general and administrative) as reported in the statements of operations to manage the Company’s operations. Other segment items included in net loss are interest income, net and other income (expense). The measure of performance, significant expenses, and other items are each reflected in the statements of operations. The accounting policies of the segment are the same as those described below. The measure of segment assets is reported on the balance sheets as total assets. All assets are held in the United States.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Estimates have been used in the following areas, among others: research and development accruals and income taxes.
Cash and Cash Equivalents
All highly liquid investments that have maturities of 90 days or less at the date of purchase are classified as cash equivalents. The Company’s cash and cash equivalents balances as of March 31, 2025 and December 31, 2024 include cash balances and amounts held primarily in interest-bearing money market accounts and U.S. Treasury bills. As of March 31, 2025 and December 31, 2024, the Company did not have any restricted cash balances. The following table provides a reconciliation of cash and cash equivalents as reported in the condensed statements of cash flows to the condensed balance sheets (in thousands):

	March 31,	December 31,
	2025	2024
Cash	$1,347	$664
Cash equivalents	163,660	113,427
Total cash and cash equivalents	$165,007	$114,091
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

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

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
Investments
The Company generally invests its excess cash in money market funds and investment-grade short- and long-term fixed-income debt securities, such as U.S. Treasury bills. Such investments are included in cash and cash equivalents and investments in the condensed balance sheets.
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
The Company invested in marketable securities during the three months ended March 31, 2025 and 2024, and no impairment charges were recorded. For held-to-maturity investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized within total other income, net in the Company’s condensed statements of operations and a new cost basis in the investment will be established.
Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed statements of operations. Deferred offering costs as of March 31, 2025 and December 31, 2024 were $0.3 million and $0.4 million, respectively. Such costs are classified in other assets on the condensed balance sheets.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Stock-Based Compensation
The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the condensed statements of operations based on their fair values. The Company’s stock-based awards are subject only to service-based vesting conditions. The Company measures restricted common stock awards using the difference, if any, between the purchase price per share of the award and the fair value of the Company’s common stock at the date of the grant or modification. The Company estimates the fair value of its stock option awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends.
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
Subsequent to the closing of the Company’s initial public offering of its common stock in February 2023 (IPO), the Company determines the fair market value of its common stock using the closing price of its common stock as reported on the Nasdaq Global Select Market. The assumptions underlying these valuations represented management’s best estimate, with the assistance of a third-party valuation specialist, which involved inherent uncertainties and the application of management’s judgment. As a result, if the Company had used different assumptions or estimates, the fair value of the Company’s common stock and its stock-based compensation expense could have been materially different.
Compensation expense related to awards is recognized on a straight-line basis by recognizing the grant date fair value over the associated service period of the award, which is generally the vesting term. Management evaluates its award grants and modifications and will adjust the fair value if any are determined to be spring-loaded. The Company accounts for forfeitures as they occur.
Net Loss Per Share
The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, unvested restricted stock awards and stock options to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive. The weighted-average number of common shares used in the basic and diluted net loss per share attributable to common stockholders calculations includes the weighted-average pre-funded warrants outstanding during the period, as they are exercisable at any time for nominal cash consideration. The following table sets forth the potential

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

common shares excluded from the calculation of net loss per share attributable to common stockholders because their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2025	2024
Outstanding options	6,778,317	4,251,075
Unvested restricted stock awards	309,028	968,211
Total	7,087,345	5,219,286
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, including public entities with a single reportable segment, primarily through enhanced disclosures about significant segment expenses. The Company adopted this standard for the Company’s fiscal year 2024 annual reporting period, and it is applicable to interim periods thereafter.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03) and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. ASU 2024-03 is effective for the Company's fiscal year 2027 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.
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
Note 3. Fair Value of Financial Instruments
The following table presents financial instruments measured at fair value on a recurring basis based on the fair value hierarchy as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
	Level 1
Assets
Cash equivalents
Money market funds	$123,910	$83,602

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

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
U.S. Treasury Bills—As of March 31, 2025 and December 31, 2024, the Company had short-term U.S. Treasury bills. Fair values of these securities are determined by Level 2 inputs utilizing quoted prices (unadjusted) in active markets for similar assets. The following table presents information about the Company’s investments in held-to-maturity U.S. Treasury bills as of each reported date (in thousands):

		As of March 31, 2025
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Cash and cash equivalents	less than 3 months	$39,750	$39,748
Investments	between 3 and 12 months	178,019	177,999
Total		$217,769	$217,747

		As of December 31, 2024
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Cash and cash equivalents	less than 3 months	$29,825	$29,829
Investments	between 3 and 12 months	84,096	84,123
Total		$113,921	$113,952
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

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

The Company has no remaining development milestone obligations under the Mitsubishi License and did not incur any development or commercial expenses pursuant to the Mitsubishi License during the three months ended March 31, 2025 and 2024.
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
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2025 and 2024, and no material legal proceedings are currently pending or threatened.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers of the Company and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed financial statements as of March 31, 2025 and December 31, 2024.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Research and development expenses	$9,660	$8,614
Compensation and benefits	1,150	3,582
Professional fees and other	2,203	1,971
Total	$13,013	$14,167
Note 6. Capital Stock
As of March 31, 2025, the Company had reserved authorized shares of common stock for future issuance as follows:

Common stock options outstanding	6,778,317
Shares available for grant under the 2023 Plan	2,137,973
Shares available for grant under the ESPP	1,273,941
Shares available for grant under the 2025 Inducement Plan	1,000,000
Pre-funded warrants issued and outstanding	549,755
Total	11,739,986
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
Public Offering
In March 2025, the Company entered into an underwriting agreement (the Underwriting Agreement) with BofA Securities, Inc., Evercore Group L.L.C. and Goldman Sachs & Co. LLC as representatives of the several underwriters named therein (collectively, the Underwriters), relating to the issuance and sale of 14,907,406 shares of the Company’s common stock at a price of $13.50 per share for net proceeds of approximately $188.7 million after deducting an underwriting discount of 6% and other offering expenses. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-278122) previously filed with and declared effective by the SEC (the Registration Statement), and a prospectus supplement and accompanying prospectus filed with the SEC. The Company is using the net proceeds from this offering to fund clinical development of lorundrostat, including research and development and manufacturing, and pre-commercialization activities, as well as for working capital and general corporate purposes.
At Market Equity Offering Sales Agreement
On March 21, 2024, the Company entered into an ATM Equity Offering Sales Agreement (the ATM Agreement) with BofA Securities, Inc. and Evercore Group L.L.C. as the Company’s sales agents (the Agents) and/or principals. Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock having an aggregate offering price of up to $100,000,000 (the ATM Shares). Any ATM Shares will be issued pursuant to the Registration Statement. Sales of the ATM Shares will be made by means of ordinary brokers’ transactions on the Nasdaq Global Select

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Market or as otherwise agreed by the Company and the Agents. Under the terms of the ATM Agreement, the Company may also sell the ATM Shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the ATM Shares to an Agent as principal would be pursuant to the terms of a separate terms agreement between the Company and such Agent. As of March 31, 2025, the Company had not yet sold any ATM Shares.
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
The Company registered the resale of the Shares and the Warrant Shares on the Registration Statement. Pursuant to the Purchase Agreement, the Company agreed to use its reasonable best efforts to keep the Registration Statement effective until the earliest of (i) the time as all of the Shares and Warrant Shares purchased by the Purchasers pursuant to the terms of the Purchase Agreement have been sold pursuant to the Registration Statement, or (ii) such time as the Shares and Warrant Shares become eligible for resale by non-affiliates without any volume limitations or other restrictions pursuant to Rule 144 under the Securities Act of 1933, as amended, or any other rule of similar effect.
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
2025 Employment Inducement Incentive Award Plan
On February 10, 2025, the Company’s board of directors adopted and approved the 2025 Employment Inducement Incentive Award Plan (the 2025 Inducement Plan), which became effective on February 10, 2025. In accordance with Rule 5635(c)(4) of the Nasdaq Stock Market listing rules, equity awards under the 2025 Inducement Plan may only be made to an employee if he or she is granted such awards in connection with the commencement of his or her employment with the Company and such grant is a material inducement to his or her entering into employment with the Company. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to non-qualified stock options and restricted stock units under the 2025 Inducement Plan. As of May 12, 2025, no shares had been issued under the 2025 Inducement Plan.
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
As of March 31, 2025, the Company had the following balances by plan:

	Options Outstanding	Unvested RSAs	Shares Available for Grant
2023 Plan	6,158,872	—	2,137,973
2020 Plan	619,445	309,028	—
2025 Inducement Plan	—	—	1,000,000
Total	6,778,317	309,028	3,137,973
2023 Employee Stock Purchase Plan
In February 2023, the Company’s board of directors and stockholders approved the 2023 Employee Stock Purchase Plan (ESPP), which became effective in February 2023. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to a specified percentage of their eligible compensation withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. A total of 400,000 shares of the Company’s common stock was initially reserved for issuance under the ESPP. The first ESPP offering period commenced on July 1, 2023, with each new six-month offering period beginning each January 1 and July 1. ESPP purchases of common stock occur at a price equal to 85% of the lower of (i) the closing price on the first trading day of the offering period or (ii) the closing price on the last trading day of the offering period. As of March 31, 2025, the Company had 1,273,941 shares available for issuance and 35,617 cumulative shares had been issued under the ESPP.
In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2024 and ending in and including 2033, by an amount equal to the

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s board of directors, provided that no more than 15,000,000 shares of the Company’s common stock may be issued under the ESPP.
Total stock-based compensation expense reported in the condensed statements of operations was allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development	$1,628	$965
General and administrative	2,017	1,226
Total	$3,645	$2,191

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis and the unaudited interim financial statements included in this Quarterly Report on Form 10-Q (Quarterly Report) should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K for the year ended December 31, 2024.
Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design, and conduct of our ongoing and planned preclinical studies and planned clinical trials for lorundrostat and any future product candidates, the timing and likelihood of regulatory filings and approvals for lorundrostat and any future product candidates, our ability to commercialize our product candidates, if approved, the potential to develop future product candidates, the potential benefits of strategic collaborations and our intent to enter into any strategic arrangements, the timing and likelihood of success, and plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including macroeconomic trends and uncertainty with regard to high interest rates, elevated inflation, tariffs, and the potential for a local and/or global economic recession. This Quarterly Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.
In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions, including, without limitation, the risk factors described in Part II, Item 1A, “Risk Factors,” in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and under a similar heading in any other periodic or current report we may file with the U.S. Securities and Exchange Commission (the SEC) in the future. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Overview
We are a clinical-stage biopharmaceutical company focused on developing medicines to target diseases driven by dysregulated aldosterone. Our clinical-stage product candidate, lorundrostat, is a proprietary, orally administered, highly selective aldosterone synthase inhibitor (ASI) that we are developing for the treatment of cardiorenal conditions affected by dysregulated aldosterone, including hypertension, chronic kidney disease (CKD), and obstructive sleep apnea (OSA). In the United States, there are approximately 120 million patients with sustained elevated blood pressure (BP), or hypertension, and more than half of this population fails to achieve their BP goals, defined as BP below 130/80 mmHg, with currently available medications. There are over 30 million treated patients who do not achieve their BP goal, of whom approximately 20 million have systolic BP levels greater than 140 mmHg. Patients with hypertension that persists despite taking two or more medications have 1.8 and 2.5 times greater mortality risk due to either cardiovascular disease or stroke, respectively. Dysregulated aldosterone levels are a key factor in driving hypertension in approximately 30% of hypertensive patients.
In March 2025, we announced that our pivotal trials Launch-HTN and Advance-HTN, both of which evaluated the efficacy and safety of lorundrostat for the treatment of uncontrolled hypertension (uHTN) or resistant hypertension (rHTN), successfully achieved statistical significance and were clinically meaningful in their primary efficacy endpoints and demonstrated a favorable safety and tolerability profile. Based on the outcome of Launch-HTN and Advance-HTN, we anticipate a pre-new drug application (NDA) meeting with the U.S. Food and Drug Administration (FDA) in the fourth quarter of 2025 as we prepare the NDA for lorundrostat for the treatment of uHTN and rHTN. We also believe the Launch-HTN and Advance-HTN results demonstrate the opportunity for lorundrostat in third-line or later treatment of patients with hypertension. Our ongoing Transform-HTN open-label extension trial allows subjects to continue to receive lorundrostat and generate additional safety and efficacy data.
In addition to hypertension, we are investigating the potential benefits of lorundrostat in subjects with hypertension and CKD and in subjects with hypertension and OSA. We believe that our product candidate holds promise to be an innovative solution for the rapidly growing unmet need in multiple cardiorenal metabolic disorders.
Clinical Program Highlights
Launch-HTN was a large, global, randomized, double-blind, placebo-controlled Phase 3 clinical trial that evaluated the efficacy and safety of lorundrostat for the treatment of uHTN or rHTN when used as an add-on therapy to their existing, prescribed background treatment of two to five antihypertensive medications. Subjects were randomized into three cohorts for twelve weeks receiving one of the following treatments: lorundrostat 50 mg once daily (QD), lorundrostat 50 mg QD and an option to titrate to 100 mg QD at week six based on defined criteria or placebo. The primary endpoint of the trial was the assessment of automated office measured systolic BP from baseline for active cohorts versus placebo at six weeks, with the results pooled for all subjects on 50 mg QD. We announced the results of our pivotal trials in March 2025, which are summarized in detail below. The Launch-HTN trial has been accepted as a late-breaking presentation at the 2025 European Society of Hypertension Meeting on Hypertension and Cardiovascular Protection, which is being held in Milan, Italy on May 23-26, 2025.
Advance-HTN was a randomized, double-blind, placebo-controlled Phase 2 clinical trial that evaluated the efficacy and safety of lorundrostat for the treatment of uHTN or rHTN when used as an add-on therapy to a standardized background treatment of two or three antihypertensive medications. Subjects who met screening criteria discontinued their existing hypertension medications and started on a standard regimen of an angiotensin II receptor blocker (ARB) and a diuretic, if previously on two medications, or a standard regimen of ARB, diuretic and calcium channel blocker if previously on three to five medications. Subjects who remained hypertensive despite the standardized regimen were then randomized into three cohorts for twelve weeks receiving one of the following treatments: lorundrostat 50 mg QD, lorundrostat 50 mg QD and an option to titrate to 100 mg QD at week four based on defined criteria or placebo. The primary endpoint of Advance-HTN was change in 24-hour ambulatory systolic BP at week twelve from baseline for each active cohort versus placebo. We announced the results of our pivotal trials in March 2025, which are summarized in detail below. The Advance-HTN trial results were recently presented in a late-breaking presentation at the American College of Cardiology’s ACC.25 and published on May 8th in the New England Journal of Medicine.
Explore-CKD is a randomized, double-blind, placebo-controlled, two-period, two-sequence (2x2) crossover trial designed to evaluate the safety and efficacy of 25 mg QD lorundrostat in addition to an SGLT2 inhibitor for the treatment of hypertension in subjects with Stage 2 to 3b CKD (estimated glomerular filtration rate (eGFR) greater than or equal to 30 mL/min/1.73m2) and albuminuria despite receiving stable treatment with an angiotensin-converting enzyme inhibitor or ARB. The primary endpoint is placebo-adjusted change from baseline in systolic BP at week four, and an exploratory endpoint is placebo-adjusted percent change from baseline in urine albumin-to-creatinine ratio at week four. Randomization of 60 subjects was completed in the first quarter of 2025, and topline data from this trial is anticipated in the second quarter of 2025.
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
In January 2025, we announced that the FDA cleared our investigational new drug application for Explore-OSA to evaluate the effect of lorundrostat in the treatment of overweight and obese subjects with moderate-to-severe OSA and hypertension. Explore-OSA is a placebo-controlled, crossover trial that will evaluate the safety and efficacy of lorundrostat 50 mg QD in the evening in approximately 40 subjects with hypertension and moderate-to-severe OSA. Subjects will be at least 18 years old, with a systolic BP ≥ 130 mmHg and ≤ 160 mmHg, with a body mass index (BMI) ≥27 kg/m2, and the trial will be conducted across approximately 40 sites. The key objective of this trial is to evaluate the hypothesis that lorundrostat both alleviates the severity of upper airway obstruction and reduces nocturnal hypertension. The primary outcome measure is absolute change in the frequency of apnea-hypopnea episodes compared to placebo. The key secondary objective is to quantify BP throughout the night using continuous BP monitoring during performance of a standard sleep study without the use of CPAP. Standard patient-reported outcomes specific to OSA will also be assessed. We initiated Explore-OSA in the first quarter of 2025, and enrollment is ongoing.
Pivotal Program Clinical Trial Results
Efficacy Results
The Launch-HTN trial was a global, randomized, double-blinded, placebo-controlled Phase 3 trial, which enrolled eligible adult participants who failed to achieve their BP goal despite being on two to five antihypertensive medications. Launch-HTN reflects the real-world setting for clinicians by utilizing automated office blood pressure measurement and allowing participants to stay on their existing medications. The trial met its endpoints demonstrating clinically meaningful, statistically significant mean reduction from baseline in placebo-adjusted systolic BP at week six, and the benefit was sustained with potential further reduction through week 12.

Launch-HTN Phase 3 Trial (automated office systolic BP measure, n=1,083 randomized)
	Week 6 (50 mg pooled)		Week 12
	Absolute Reduction	Placebo-Adjusted Reduction	Absolute Reduction	Placebo-Adjusted Reduction
50 mg	-16.9 mmHg	-9.1 mmHg (p<0.0001)*	-19.0 mmHg	-11.7 mmHg (p<0.0001)
50 to100 mg			-15.7 mmHg	-8.4 mmHg (p=0.0016)
* Primary endpoint
Key characteristics of subjects enrolled in the Launch-HTN trial include: approximately 63% had a BMI greater than or equal to 30kg/m2, approximately 47% were women, and approximately 29% were Black or African American.
The Advance-HTN trial was a randomized, double-blind, placebo-controlled Phase 2 pivotal trial that evaluated the efficacy and safety of lorundrostat for the treatment of confirmed uHTN or rHTN, when used as add-on therapy to an optimized background treatment of two or three antihypertensive medications in adult subjects. The trial was designed to evaluate lorundrostat in an uHTN or rHTN population at the highest risk and which would normally be treated by a specialist given severity of their condition. The trial met its primary endpoint as well as additional prespecified outcome measures, including measures of efficacy in the dose-escalation cohort, safety, and tolerability, and were consistent with those observed in the Launch-HTN trial.

Advance-HTN Phase 2 Trial (24-hour ambulatory systolic BP, n=285 randomized)
	Week 4 (50 mg pooled)		Week 12
	Absolute Reduction	Placebo-Adjusted Reduction	Absolute Reduction	Placebo-Adjusted Reduction*
50 mg	-11.5 mmHg	-5.3 mmHg (p=0.0006)	-15.4 mmHg	-7.9 mmHg (p=0.001)
50 to100 mg			-13.9 mmHg	-6.5 mmHg (p=0.006)
* Primary endpoint
Key characteristics of subjects enrolled in the Advance-HTN trial include: approximately 66% had a BMI greater than or equal to 30kg/m2, approximately 40% were women, and approximately 53% were Black or African American.
Safety and Tolerability Results
We believe clinical safety findings in the two pivotal trials, including adrenocorticotropic hormone (ACTH)-stimulated and serum cortisol, change in serum potassium, serum sodium, and eGFR, as well as incidence of hypotension, support a favorable benefit-risk profile.
In the two active treatment arms of the Launch-HTN trial, 50 mg and 50 mg with optional dose escalation to 100 mg, the incidence of treatment-emergent serious adverse events (SAEs) was twelve subjects (2.2%) and two subjects (0.7%), respectively, compared with eight subjects (3.0%) in the placebo arm. There was only one subject (0.1%) in the trial with treatment-related SAE that occurred in the 50 mg arm. The incidence of hyperkalemia (serum potassium >6.0 mmol/L) at the scheduled study visit was 1.1% and 1.5% in the 50 mg and 50 to 100 mg arms, respectively. The per-protocol procedure for validation of suspected factitious hyperkalemia (most often due to phlebotomy-related hemolysis and release of potassium from red blood cells) specified a repeat potassium measurement within 72 hours while still taking study medication to confirm validity and provide an accurate determination of the true incidence of hyperkalemia. After exclusion of the spurious results, the incidence of confirmed hyperkalemia was 0.6% and 1.1%, respectively.
In the Advance-HTN trial, there were six subjects (6.4%) and eight subjects (8.4%) with treatment-emergent SAEs in the lorundrostat 50 mg and lorundrostat 50 to 100 mg, respectively, compared to two subjects (2.1%) in the placebo arm. Treatment-related SAEs occurred in 2%, 1%, and 0% of subjects in the lorundrostat 50 mg, lorundrostat 50 to 100 mg, and placebo arms, respectively. The incidence of hyperkalemia (serum potassium >6.0 mmol/L) at the scheduled study visit was 5.3% and 7.4% in the 50 mg and 50 to 100 mg arms, respectively. The per-protocol procedure for validation of suspected factitious hyperkalemia (most often due to phlebotomy-related hemolysis and release of potassium from red blood cells) specified a repeat potassium measurement within 72 hours while still taking study medication to confirm validity and provide an accurate determination of the true incidence of hyperkalemia. After exclusion of the spurious results, the incidence of confirmed hyperkalemia was 2.1% and 3.2%, respectively.
Financial Overview
We commenced our operations in May 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our product candidate, lorundrostat, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, and providing other general and administrative support for our operations. As of March 31, 2025, we had cash, cash equivalents, and investments of $343.0 million. From inception through the date of this Quarterly Report, we raised aggregate gross proceeds of approximately $700.0 million from the sale of common stock, convertible preferred stock, convertible notes, and pre-funded warrants. In March 2025, we sold 14,907,406 shares of common stock for net proceeds of approximately $188.7 million after deducting an underwriting discount of 6% and other offering expenses. In February 2024, we sold 8,339,169 shares of common stock and, to certain purchasers, 549,755 pre-funded warrants to purchase common stock for aggregate net proceeds of approximately $116.1 million, net of offering expenses, in a private placement offering (the Private Placement).
We do not have any products approved for sale, have not generated any revenue, and have incurred net losses since our inception. Our operations to date have been limited to business planning, raising capital, in-licensing and developing lorundrostat, conducting clinical trials, and other research and development and other activities. Our net losses for the three months ended March 31, 2025 and 2024 were $42.2 million and $31.5 million, respectively. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $344.7 million and $302.5 million, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical development activities and other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials for lorundrostat, seek regulatory approval for lorundrostat and potentially any future product candidates we may develop, expand our clinical, regulatory, quality, manufacturing, and commercialization capabilities, obtain, maintain, protect and enforce our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.
Based on our current operating plan, we believe that our cash, cash equivalents, and investments will be sufficient to allow us to fund our operations for at least twelve months. We have never generated any revenue and do not expect to generate any revenue from product sales unless and until we successfully complete the development of, and obtain regulatory approval for, lorundrostat, if ever. Accordingly, until such time as we can generate significant revenue from sales of lorundrostat, if ever, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. For more information, see “Liquidity and Capital Resources.”
License Agreement with Mitsubishi Tanabe
In July 2020, we entered into a license agreement (the Mitsubishi License) with Mitsubishi Tanabe Pharmaceutical Company (Mitsubishi Tanabe), pursuant to which Mitsubishi Tanabe granted us an exclusive, worldwide, royalty-bearing, sublicensable license under Mitsubishi Tanabe’s patent and other intellectual property rights to exploit products incorporating lorundrostat (formerly MT-4129) (Lorundrostat Products) for the prevention, treatment, diagnosis, detection, monitoring, or predisposition testing with respect to indications, diseases, and conditions in humans. Pursuant to the Mitsubishi License, we paid Mitsubishi Tanabe a $1.0 million upfront fee and development milestone payments of $9.0 million in the aggregate. We have remaining obligations to pay Mitsubishi Tanabe commercial milestone payments of up to $155.0 million in the aggregate upon first commercial sale and upon meeting certain annual sales targets, as well as additional commercial milestone payments of up to $10.0 million for a second indication. Additionally, we are obligated to pay Mitsubishi Tanabe tiered royalties at percentages ranging from the mid-single digits to ten percent (10%) of aggregate net sales of each Lorundrostat Product on a Lorundrostat Product-by-Lorundrostat Product and country-by-country basis, until the later of (i) the expiration of the last-to-expire valid Mitsubishi Tanabe patent claim covering a Lorundrostat Product, (ii) ten years from the first commercial sale of a Lorundrostat Product, or (iii) the expiration of regulatory exclusivity in such country. Such royalties are subject to reduction under specified conditions, including lack of patent coverage and generic competition. We have no remaining development milestone obligations under the Mitsubishi License and did not incur any development or commercial expenses pursuant to the Mitsubishi License during the three months ended March 31, 2025 and 2024.
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
Public Offering
In March 2025, we entered into an underwriting agreement (the Underwriting Agreement) with BofA Securities, Inc., Evercore Group L.L.C. and Goldman Sachs & Co. LLC as representatives of the several underwriters named therein (collectively, the Underwriters), relating to the issuance and sale of 14,907,406 shares of the Company’s common stock at a price of $13.50 per share for net proceeds of approximately $188.7 million after deducting an underwriting discount of 6% and other offering expenses. The offering was made pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-278122) previously filed with and declared effective by the SEC (the Registration Statement), and a prospectus supplement and accompanying prospectus filed with the SEC. We are using the net proceeds from this offering to fund the clinical development of lorundrostat, including research and development, manufacturing, and pre-commercialization activities, as well as for working capital and general corporate purposes.
At Market Equity Offering Sales Agreement
On March 21, 2024, we entered into an ATM Equity Offering Sales Agreement (the ATM Agreement) with BofA Securities, Inc. and Evercore Group L.L.C. as our sales agents (the Agents) and/or principals. Pursuant to the terms of the ATM Agreement, we may sell from time to time through the Agents shares of our common stock having an aggregate offering price of up to $100,000,000 (the ATM Shares). Any ATM Shares will be issued pursuant to the Registration Statement. Sales of the ATM Shares will be made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or as otherwise agreed by us and the Agents. Under the terms of the ATM Agreement, we may also sell the ATM Shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the ATM Shares to an Agent as principal would be pursuant to the terms of a separate terms agreement between us and such Agent. As of March 31, 2025, we had not yet sold any ATM Shares.
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
We registered the resale of the Shares and the Warrant Shares on the Registration Statement. Pursuant to the Purchase Agreement, we agreed to use our reasonable best efforts to keep the Registration Statement effective until the earliest of (i) the time as all of the Shares and Warrant Shares purchased by the Purchasers pursuant to the terms of the Purchase Agreement have been sold pursuant to the Registration Statement, or (ii) such time as the Shares and Warrant Shares become eligible for resale by non-affiliates without any volume limitations or other restrictions pursuant to Rule 144 under the Securities Act or any other rule of similar effect.
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
•external research and development expenses incurred under agreements with contract research organizations (CROs) and consultants to conduct and support our clinical trials of lorundrostat;

•costs related to manufacturing lorundrostat for our clinical trials; and
•costs related to advancing our commercial readiness activities in preparation for a potential launch of lorundrostat for patients with uHTN or rHTN, if approved by the FDA.
We have increased and plan to continue to substantially increase our research and development expenses for the foreseeable future as we continue the development of lorundrostat. We cannot determine with certainty the timing of initiation, the duration, or the completion costs of current or future clinical trials and preclinical studies of lorundrostat or any future product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast whether lorundrostat or any future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
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
•the costs and timing of manufacturing lorundrostat or any future product candidates for use in our trials, including as a result of inflation, changes in international trade policies and tariffs, any supply chain issues, or component shortages;
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
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended,
	March 31,
	2025	2024	Change
	(in thousands)
Research and development expenses	$(37,879)	$(30,754)	$(7,125)
General and administrative expenses	(6,568)	(4,608)	(1,960)
Total other income, net	2,236	3,854	(1,618)
Net loss	$(42,211)	$(31,508)	$(10,703)
Research and Development Expenses
Research and development expenses increased by $7.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, which was primarily due to increases of $4.8 million in preclinical and clinical costs and $2.8 million in compensation expense resulting from additions to headcount, increases in salaries and accrued bonuses, and increased stock-based compensation, partially offset by $0.5 million in lower clinical supply, manufacturing, and regulatory costs.
General and Administrative Expenses
General and administrative expenses increased by $2.0 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily due to $1.2 million in higher compensation expense resulting from additions to headcount, increases in salaries and accrued bonuses, and increased stock-based compensation, and $0.7 million in higher professional fees.
Total Other Income, Net
Total other income, net decreased by $1.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, which was primarily attributable to decreased interest earned on our investments in money market funds and U.S. treasuries.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and have negative cash flows from operations for the foreseeable future as we continue the development of, seek regulatory approval for, and potentially commercialize lorundrostat, seek to identify, assess, acquire, and in-license intellectual property related to or develop additional product candidates and operate as a public company. From inception through the date of this Quarterly Report, we raised aggregate gross proceeds of approximately $700.0 million from the sale of common stock, convertible preferred stock, convertible notes, and pre-funded warrants. As of March 31, 2025, we had cash, cash equivalents, and investments of $343.0 million. In March 2025, we sold 14,907,406 shares of common stock for net proceeds of approximately $188.7 million after deducting an underwriting discount of 6% and other offering expenses. In February 2024, we sold 8,339,169 Shares and, to certain Purchasers, 549,755 Pre-Funded Warrants for aggregate net proceeds of approximately $116.1 million in the Private Placement.
Our primary uses of cash to date have been to fund our research and development and other activities, including with respect to lorundrostat, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.
Funding Requirements
Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of March 31, 2025 will be sufficient to allow us to fund our operations for at least twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
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
•any delays and cost increases that may result from any pandemic or other healthcare emergency; and
•the other risks and uncertainties described under the heading “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and elsewhere in this Quarterly Report.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from factors that include but are not limited to, geopolitical conflict in and around Ukraine, Israel, and other areas of the world, inflation, changes in international trade policies and tariffs, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. If we raise additional funds through future collaborations, licenses, or other similar arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, product candidates, research programs, intellectual property or proprietary technology, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves, or on less favorable terms than we would otherwise choose.

Cash Flows
Comparison of the Three Months Ended March 31, 2025 and 2024
Since our inception, we have primarily used our available cash to fund expenditures related to the in-license and development of lorundrostat. The following table sets forth a summary of cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(45,487)	$(19,139)	$(26,348)
Investing activities	(92,876)	(55,952)	(36,924)
Financing activities	189,279	116,205	73,074
Net	$50,916	$41,114	$9,802
Operating Activities
Net cash used in operating activities was $45.5 million during the three months ended March 31, 2025, compared to $19.1 million during the three months ended March 31, 2024, resulting in an increase that was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, the development of lorundrostat and related clinical trial expenses, personnel and compensation expense, legal and professional fees to support our operations, and general working capital requirements. The $26.3 million increase in cash used consisted of the net effect of changes in working capital of $18.6 million and an increase in net loss, adjusted for non-cash expenses, of approximately $7.8 million.
Investing Activities
Net cash used in investing activities was $92.9 million for the three months ended March 31, 2025, compared to $56.0 million for the three months ended March 31, 2024. The increase in cash used was primarily driven by the timing and volume of purchases and maturities of marketable securities in each period. There was a $32.5 million decrease in maturities of previously purchased marketable securities, partially offset by a $4.5 million increase in purchases of marketable securities during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Financing Activities
Net cash provided by financing activities of $189.3 million during the three months ended March 31, 2025 increased, compared to $116.2 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, we received net proceeds of $189.2 million from the sale of common stock in a public offering, and during the three months ended March 31, 2024, we received net proceeds of $116.1 million from the sale of Shares and Pre-Funded Warrants in the Private Placement.
Contractual Obligations and Commitments
Under the Mitsubishi License, we have milestone payment obligations that are contingent upon the achievement of specified levels of product sales and are required to make certain royalty payments in connection with the sale of products developed under the agreement. We are currently unable to estimate the timing or likelihood of achieving other future milestones or making future product sales. See above and Note 4. “Commitments and Contingencies” to our condensed financial statements included elsewhere in this Quarterly Report for additional information regarding the Mitsubishi License.

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
There were no changes during the three months ended March 31, 2025 to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. For information on our significant accounting policies, please refer to Note 2. “Summary of Significant Accounting Policies” within our Annual Report on Form 10-K for the year ended December 31, 2024.
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
We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our initial public offering in February 2023, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if, among other factors, the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year (subject to certain conditions), or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of March 31, 2025, our cash equivalents and investments consisted of money market funds and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our short-term cash equivalents and investments is subject to change as a result of potential changes in market interest rates. Due to the nature of our cash equivalents and investments, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the periods presented.
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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors.” Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, alone or combined with any of the other factors, could materially and adversely affect our business, financial condition, results of operations, and stock price. Except as set forth below, there have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2024.
The risk factor titled “Inflation could adversely affect our business and results of operations.” from our Annual Report on Form 10-K for the year ended December 31, 2024 is amended and restated as follows:
Changes in trade policy and inflation could adversely affect our business and results of operations.
The U.S. government has adopted new approaches to trade policy, and in some cases may renegotiate, or potentially terminate, certain existing bilateral or multilateral trade agreements. The U.S. government has also imposed tariffs on most foreign goods and has raised the possibility of imposing significant tariff increases or expanding the tariffs to capture other countries and types of goods. In particular, tariffs are likely to make procuring materials for producing active pharmaceutical ingredients more difficult or costly or require us to incur significant costs to transition to alternative suppliers. Future tariff increases, expanding the tariffs to cover other countries, or other changes in U.S. trade policy could exacerbate these challenges. In response to these tariffs, other countries have threatened, announced, or implemented retaliatory tariffs on U.S. goods, and such retaliatory actions are likely to continue for at least as long as U.S. tariffs remain elevated.
While inflation in the United States has been relatively low in recent years, the economy in the United States has encountered a material level of inflation since 2021. Although inflation eased somewhat in 2024, it has raised our costs for commodities, labor, materials, services, and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition.
Elevated inflation, along with public health concerns, geopolitical developments, and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly, or dilutive for us to secure additional financing. In addition, political tensions and uncertainty as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. A failure to adequately respond to these risks could have a material adverse impact on our financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended March 31, 2025, one of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules). The material terms of the Rule 10b5-1 trading arrangement are described below:

Name and Title	Action Taken	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Number of Securities

Jon Congleton, President, Chief Executive Officer, and Director	Adoption January 28, 2025	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the plan	January 1, 2026 to December 31, 2026	(1)
________
(1)The executive’s Rule 10b5-1 trading arrangement provides for the sale of up to 575,270 shares of common stock subject to a restricted stock award granted to Mr. Congleton that vests ratably over time.
Item 6. Exhibits

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	2/14/23	3.1
3.2	Amended and Restated Bylaws	8-K	2/14/23	3.2
10.1	Mineralys Therapeutics, Inc. 2025 Employment Inducement Incentive Award Plan and form of stock option agreement and form of restricted stock unit agreement thereunder	10-K	2/12/2025	10.12
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x
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

MINERALYS THERAPEUTICS, INC.

Date:	May 12, 2025	By:	/s/ Jon Congleton
Jon Congleton
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2025	By:	/s/ Adam Levy
Adam Levy
Chief Financial Officer and Secretary
(Principal Financial Officer; Principal Accounting Officer)