Form 10-Q
period 2025-06-30
Mineralys Therapeutics, Inc.
filed 2025-08-12
CIK 1933414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2025, there were 66,295,184 shares of the registrant’s common stock outstanding.

Mineralys Therapeutics, Inc.
i

Part I - Financial Information
Item 1. Financial Statements
Mineralys Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,788	$114,091
Investments	223,128	84,096
Prepaid and other current assets	10,353	7,164
Total current assets	335,269	205,351
Property and equipment, net	22	53
Other assets	433	499
Total assets	$335,724	$205,903

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,164	$479
Accrued liabilities	19,009	14,167
Total current liabilities	22,173	14,646
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 65,725,409 and 49,821,915 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	6	5
Additional paid-in capital	701,548	493,770
Accumulated deficit	(388,003)	(302,518)
Total stockholders’ equity	313,551	191,257
Total liabilities and stockholders’ equity	$335,724	$205,903
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$38,278	$39,273	$76,157	$70,027
General and administrative	8,468	5,895	15,036	10,503
Total operating expenses	46,746	45,168	91,193	80,530
Loss from operations	(46,746)	(45,168)	(91,193)	(80,530)
Interest income, net	3,474	4,152	5,713	8,005
Other income (expense)	(2)	2	(5)	3
Total other income, net	3,472	4,154	5,708	8,008
Net loss	$(43,274)	$(41,014)	$(85,485)	$(72,522)
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(0.83)	$(1.44)	$(1.54)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	65,451,297	49,356,287	59,341,368	47,178,288
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	41,133,916	$4	$365,858	$(124,708)	$241,154
Issuance of common stock and pre-funded warrants in private placement offering, net of offering costs of $3,941	8,339,169	1	116,058	—	116,059
Issuance of common stock from stock option exercises	159,904	—	149	—	149
Stock-based compensation	—	—	2,191	—	2,191
Net loss	—	—	—	(31,508)	(31,508)
Balance as of March 31, 2024	49,632,989	5	484,256	(156,216)	328,045
Issuance of common stock from stock option exercises	58,717	—	54	—	54
Issuance of common stock for cash under employee stock purchase plan	18,892	—	138	—	138
Stock-based compensation	—	—	2,872	—	2,872
Net loss	—	—	—	(41,014)	(41,014)
Balance as of June 30, 2024	49,710,598	$5	$487,320	$(197,230)	$290,095

Mineralys Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity (Continued)
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	49,821,915	$5	$493,770	$(302,518)	$191,257
Issuance of common stock in public offering, net of offering costs of $12,509	14,907,406	1	188,740	—	188,741
Issuance of common stock from stock option exercises	146,907	—	123	—	123
Stock-based compensation	—	—	3,645	—	3,645
Net loss	—	—	—	(42,211)	(42,211)
Balance as of March 31, 2025	64,876,228	6	686,278	(344,729)	341,555
Issuance of common stock pursuant to ATM Agreement, net of issuance costs of $46	674,518	—	9,496	—	9,496
Issuance of common stock from stock option exercises	161,059	—	1,079	—	1,079
Issuance of common stock for cash under employee stock purchase plan	13,604	—	142	—	142
Stock-based compensation	—	—	4,553	—	4,553
Net loss	—	—	—	(43,274)	(43,274)
Balance as of June 30, 2025	65,725,409	$6	$701,548	$(388,003)	$313,551
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,485)	$(72,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on held-to-maturity securities	(3,275)	(5,356)
Stock-based compensation	8,198	5,063
Depreciation and amortization	31	17
Changes in operating assets and liabilities:
Accrued interest receivable	5	303
Prepaid, other current assets, and other assets	(2,658)	5,337
Accounts payable and accrued liabilities	7,528	17,873
Net cash used in operating activities	(75,656)	(49,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(245,757)	(250,657)
Maturities of marketable securities	110,000	202,500
Purchases of property and equipment	—	(59)
Net cash used in investing activities	(135,757)	(48,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in public offering, net of offering costs	188,880	—
Proceeds from issuance of common stock pursuant to ATM Agreement, net of issuance costs	8,943	—
Proceeds from stock option exercises	1,202	203
Proceeds from issuance of common stock for cash under employee stock purchase plan	142	138
Payment of shelf offering costs	(57)	(347)
Proceeds from issuance of common stock and pre-funded warrants in a private placement offering, net of offering costs	—	116,059
Net cash provided by financing activities	199,110	116,053

Net increase (decrease) in cash and cash equivalents	(12,303)	18,552
Cash and cash equivalents - beginning	114,091	49,304
Cash and cash equivalents - ending(1)	$101,788	$67,856

Supplement Disclosure of Non-Cash Financing Activities:
Funds receivable from the sale of common stock pursuant to ATM Agreement, net of issuance costs	$574	$—
Offering costs included in accounts payable and accrued liabilities	$13	$42
(1)Cash and cash equivalents as of June 30, 2025 exclude investments of $223.1 million. Cash, cash equivalents, and investments amounted to $324.9 million as of June 30, 2025.
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 1. Nature of Business
Mineralys Therapeutics, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on developing medicines to target diseases driven by dysregulated aldosterone. The Company’s clinical-stage product candidate, lorundrostat, is a proprietary, orally administered, aldosterone synthase inhibitor that the Company is developing for the treatment of cardiorenal conditions affected by dysregulated aldosterone, including hypertension and related comorbidities, such as chronic kidney disease and obstructive sleep apnea. The Company has completed two pivotal clinical trials of lorundrostat for the treatment of uncontrolled or resistant hypertension and a Phase 2 trial of lorundrostat in hypertensive participants with Stage 2 to 3b chronic kidney disease. The Company is also conducting a Phase 2 trial of lorundrostat in hypertensive participants with obstructive sleep apnea. The Company was incorporated as a Delaware corporation in May 2019, and it is headquartered in Radnor, Pennsylvania. The Company’s operations to date have been limited to business planning, raising capital, in-licensing, conducting preclinical and clinical trials, and other research and development.
Liquidity and Capital Resources
Since its inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. As of June 30, 2025, the Company had an accumulated deficit of $388.0 million and cash, cash equivalents, and investments of $324.9 million. For the six months ended June 30, 2025, the Company had a net loss of $85.5 million and net cash used in operating activities of $75.7 million.
Since inception, the Company has funded its operations by raising aggregate gross proceeds of approximately $717.4 million from the sale of the Company’s common stock, convertible preferred stock, convertible notes, and pre-funded warrants. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company expects to continue to incur substantial losses in the foreseeable future as a result of the Company’s research and development and other activities. Additional funding will be required in the future to continue with the Company’s planned research and development and other activities. The Company expects to finance its operations through equity offerings, debt financings, and other capital sources, including potential strategic collaborations, licensing, and other similar arrangements. The Company believes that its cash, cash equivalents, and investments as of June 30, 2025 will be sufficient to allow the Company to fund operations for at least twelve months from the issuance date of these condensed financial statements.
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

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates of the Financial Accounting Standards Board (FASB).
Segment Information
The Company operates in one operating segment for the purposes of assessing performance, making operating decisions, and allocating Company resources. The Company’s chief operating decision maker (CODM) is its chief executive officer, who considers net loss to evaluate overall expenses associated with conducting research and development activities, which includes evaluating the progress of ongoing clinical trials and the planning and execution of current and future research and development and other activities. Further, the CODM reviews and utilizes functional expenses (research and development and general and administrative) as reported in the statements of operations to manage the Company’s operations. Other segment items included in net loss are interest income, net and other income (expense). These measures of performance, significant expenses, and other items are each reflected in the statements of operations. The accounting policies of the segment are the same as those described below. The measure of segment assets is reported on the balance sheets as total assets. All assets are held in the United States.
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
Cash and Cash Equivalents
All highly liquid investments that have maturities of 90 days or less at the date of purchase are classified as cash equivalents. The Company’s cash and cash equivalents balances as of June 30, 2025 and December 31, 2024 include cash balances and amounts held primarily in interest-bearing money market accounts and U.S. Treasury bills. As of June 30, 2025 and December 31, 2024, the Company did not have any restricted cash balances. The following table provides a reconciliation of cash and cash equivalents as reported in the condensed statements of cash flows to the condensed balance sheets (in thousands):

	June 30,	December 31,
	2025	2024
Cash	$1,009	$664
Cash equivalents	100,779	113,427
Total cash and cash equivalents	$101,788	$114,091
Concentration of Credit Risk
The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash balances in several accounts with three financial institutions that, from time to time, are in excess of federally insured limits.
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
The Company invested in marketable securities during the six months ended June 30, 2025 and 2024, and no impairment charges were recorded. For held-to-maturity investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized within total other income, net in the Company’s condensed statements of operations, and a new cost basis in the investment will be established.
Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed statements of operations. Deferred offering costs as of June 30, 2025 and December 31, 2024 were $0.3 million and $0.4 million, respectively. Such costs are classified in other assets on the condensed balance sheets.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Stock-Based Compensation
The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the condensed statements of operations based on their fair values. The Company’s stock-based awards are subject only to service-based vesting conditions. The Company measures restricted common stock awards using the difference, if any, between the purchase price per share of the award and the fair value of the Company’s common stock at the date of the grant or modification. The Company estimates the fair value of its stock option awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends.
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

	Six Months Ended
	June 30,
	2025	2024
Outstanding options	6,993,414	4,394,713
Unvested restricted stock awards	247,951	540,497
Total	7,241,365	4,935,210
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. ASU 2024-03 is effective for the Company's fiscal year 2027 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company beginning in fiscal year 2025, with early adoption permitted. The Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and related disclosures.
Note 3. Fair Value of Financial Instruments
The following table presents financial instruments measured at fair value on a recurring basis based on the fair value hierarchy as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
	Level 1
Assets
Cash equivalents
Money market funds	$95,818	$83,602

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
U.S. Treasury Bills—As of June 30, 2025 and December 31, 2024, the Company had short-term U.S. Treasury bills. Fair values of these securities are determined by Level 2 inputs utilizing quoted prices (unadjusted) in active markets for similar assets. The following table presents information about the Company’s investments in held-to-maturity U.S. Treasury bills as of each reported date (in thousands):

		As of June 30, 2025
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Cash and cash equivalents	less than 3 months	$4,961	$4,961
Investments	between 3 and 12 months	223,128	223,085
Total		$228,089	$228,046

		As of December 31, 2024
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Cash and cash equivalents	less than 3 months	$29,825	$29,829
Investments	between 3 and 12 months	84,096	84,123
Total		$113,921	$113,952
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

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

The Company has no remaining development milestone obligations under the Mitsubishi License and did not incur any development or commercial expenses pursuant to the Mitsubishi License during the three or six months ended June 30, 2025 and 2024.
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
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three or six months ended June 30, 2025 and 2024, and no material legal proceedings are currently pending or threatened.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers of the Company and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any material liabilities related to such obligations in its condensed financial statements as of June 30, 2025 and December 31, 2024.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Research and development expenses	$14,656	$8,614
Compensation and benefits	2,623	3,582
Professional fees and other	1,730	1,971
Total	$19,009	$14,167
Note 6. Capital Stock
As of June 30, 2025, the Company had reserved authorized shares of common stock for future issuance as follows:

Common stock options outstanding	6,993,414
Shares available for grant under the 2023 Plan	1,761,818
Shares available for grant under the ESPP	1,260,337
Shares available for grant under the 2025 Inducement Plan	1,000,000
Pre-funded warrants issued and outstanding	549,755
Total	11,565,324
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
Public Offering
On March 11, 2025, the Company entered into an underwriting agreement (the Underwriting Agreement) with BofA Securities, Inc., Evercore Group L.L.C. and Goldman Sachs & Co. LLC as representatives of the several underwriters named therein (collectively, the Underwriters), relating to the issuance and sale of 14,907,406 shares of the Company’s common stock at a price of $13.50 per share for net proceeds of approximately $188.7 million after deducting an underwriting discount of 6% and other offering expenses. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-278122) previously filed with and declared effective by the SEC (the Registration Statement), and a prospectus supplement and accompanying prospectus filed with the SEC. The Company is using the net proceeds from this offering to fund clinical development of lorundrostat, including research and development and manufacturing, and pre-commercialization activities, as well as for working capital and general corporate purposes.
At Market Equity Offering Sales Agreement
On March 21, 2024, the Company entered into an ATM Equity Offering Sales Agreement (the ATM Agreement) with BofA Securities, Inc. and Evercore Group L.L.C. as the Company’s sales agents (the Agents) and/or principals. Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock having an aggregate offering price of up to $100.0 million (the ATM Shares). The ATM Shares will be issued pursuant to the Registration Statement. Sales of the ATM Shares will be made by means of ordinary brokers’ transactions on the Nasdaq Global Select

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Market or as otherwise agreed by the Company and the Agents. Under the terms of the ATM Agreement, the Company may also sell the ATM Shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the ATM Shares to an Agent as principal would be pursuant to the terms of a separate terms agreement between the Company and such Agent. Beginning in April 2025 and through June 30, 2025, the Company sold an aggregate of 674,518 ATM Shares at a weighted-average price of $14.15 per share for aggregate net proceeds of approximately $9.5 million after deducting commissions to the Agents and other related costs. As of June 30, 2025, the Company had approximately $90.5 million of ATM Shares remaining available for sale pursuant to the ATM Agreement. Subsequent to June 30, 2025 and through August 12, 2025, the Company sold an additional 563,426 ATM Shares at a weighted-average price of $14.03 per share for aggregate net proceeds of approximately $7.9 million after deducting commissions to the Agents.
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
Note 7. Stock-Based Compensation
2023 Incentive Award Plan
In February 2023, the Company’s board of directors adopted and stockholders approved the 2023 Incentive Award Plan that became effective upon the closing of the IPO (the 2023 Plan), under which the Company may grant stock options, restricted stock awards (RSAs), dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to its employees, consultants, and directors. The number of shares of the Company’s common stock initially available for issuance under awards granted pursuant to the 2023 Plan was the sum of (i) 4,650,000 shares of the Company’s common stock, plus (ii) any

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

shares subject to outstanding awards under the 2020 Plan described and defined below as of the effective date of the 2023 Plan that become available for issuance under the 2023 Plan thereafter in accordance with its terms.
The number of shares initially available for issuance will be increased on January 1 of each calendar year beginning in 2024 and ending in and including 2033, by an amount equal to the lesser of (i) 4% of the shares of the Company’s common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Company’s board of directors. No more than 100,000,000 shares of the Company’s common stock may be issued upon the exercise of incentive stock options under the 2023 Plan. Shares issued under the 2023 Plan may be authorized but unissued shares, shares purchased on the open market, or treasury shares.
2025 Employment Inducement Incentive Award Plan
On February 10, 2025, the Company’s board of directors adopted and approved the 2025 Employment Inducement Incentive Award Plan (the 2025 Inducement Plan), which became effective on February 10, 2025. In accordance with Rule 5635(c)(4) of the Nasdaq Stock Market listing rules, equity awards under the 2025 Inducement Plan may only be made to an employee if he or she is granted such awards in connection with the commencement of his or her employment with the Company and such grant is a material inducement to his or her entering into employment with the Company. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to non-qualified stock options and restricted stock units under the 2025 Inducement Plan. As of August 12, 2025, no shares had been issued under the 2025 Inducement Plan.
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
As of June 30, 2025, the Company had the following balances by plan:

	Options Outstanding	Unvested RSAs	Shares Available for Grant
2023 Plan	6,416,912	—	1,761,818
2020 Plan	576,502	247,951	—
2025 Inducement Plan	—	—	1,000,000
Total	6,993,414	247,951	2,761,818
2023 Employee Stock Purchase Plan
In February 2023, the Company’s board of directors and stockholders approved the 2023 Employee Stock Purchase Plan (the ESPP), which became effective in February 2023. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to a specified percentage of their eligible compensation withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. A total of 400,000 shares of the Company’s common stock was initially reserved for issuance under the ESPP. The first ESPP offering period commenced on July 1, 2023, with each new six-month offering period beginning each January 1 and July 1. ESPP purchases of common stock occur at a price equal to 85% of the

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

lower of (i) the closing price on the first trading day of the offering period or (ii) the closing price on the last trading day of the offering period. As of June 30, 2025, the Company had 1,260,337 shares available for issuance and 49,221 cumulative shares had been issued under the ESPP.
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
Total stock-based compensation expense reported in the condensed statements of operations was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$1,943	$1,281	$3,571	$2,246
General and administrative	2,610	1,591	4,627	2,817
Total	$4,553	$2,872	$8,198	$5,063

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
Overview
We are a clinical-stage biopharmaceutical company focused on developing medicines to target diseases driven by dysregulated aldosterone. Our clinical-stage product candidate, lorundrostat, is a proprietary, orally administered, highly selective aldosterone synthase inhibitor (ASI) that we are developing for the treatment of cardiorenal conditions affected by dysregulated aldosterone, including hypertension and related comorbidities such as chronic kidney disease (CKD) and obstructive sleep apnea (OSA). In the United States, there are approximately 120 million patients with sustained elevated blood pressure (BP), or hypertension, and more than half of this population fails to achieve their BP goals, defined as BP below 130/80 mmHg, with currently available medications. There are over 30 million treated patients who do not achieve their BP goal, of whom approximately 20 million have systolic BP levels greater than 140 mmHg. Patients with hypertension that persists despite taking two or more medications have 1.8 and 2.5 times greater mortality risk due to either cardiovascular disease or stroke, respectively. Dysregulated aldosterone levels are a key factor in driving hypertension in approximately 30% of hypertensive patients.
Our research and development has been committed to clinical trials researching the benefits of lorundrostat for the treatment of uncontrolled hypertension (uHTN) or resistant hypertension (rHTN) and hypertensive patients with CKD and OSA. In the first half of 2025, we announced the positive results of our pivotal program for lorundrostat (Advance-HTN and Launch-HTN) and our Phase 2 Explore-CKD trial, which are described further below. Research to date has demonstrated the opportunities for lorundrostat as a solution for patients in the treatment of hypertension, including hypertensive patients with CKD and OSA. We also believe, based on available clinical data, that our product candidate holds promise to be an innovative solution for the rapidly growing unmet need in multiple cardiorenal metabolic disorders.
Clinical Program Highlights
In March 2025, we announced that our pivotal trials, Launch-HTN and Advance-HTN, both of which evaluated the efficacy and safety of lorundrostat for the treatment of uHTN or rHTN, successfully achieved statistical significance and were clinically meaningful in their primary efficacy endpoints and demonstrated a favorable safety and tolerability profile. Based on the outcome of Launch-HTN and Advance-HTN, we are planning to conduct a pre-new drug application (NDA) meeting with the U.S. Food and Drug Administration (FDA) in the fourth quarter of 2025 as we prepare the NDA for lorundrostat for the treatment of uHTN and rHTN. We also believe the Launch-HTN and Advance-HTN results demonstrate the opportunity for lorundrostat in third-line or later treatment of patients with hypertension. Our ongoing Transform-HTN open-label extension trial allows participants to continue to receive lorundrostat and generate additional safety and efficacy data. The Launch-HTN trial results were presented in a late-breaking presentation at the 2025 European Society of Hypertension Meeting on Hypertension and Cardiovascular Protection in May 2025 and published in the June 30, 2025 issue of the Journal of the American Medical Association (JAMA, DOI:10.1001/jama.9413). The Advance-HTN trial results were presented in a late-breaking presentation at the American College of Cardiology’s Annual Scientific Session & Expo (ACC.25) held in March 2025 and published in the April 23, 2025 issue of the New England Journal of Medicine (NEJM, DOI: 10.1056/NEJMoa2501440).
In June 2025, we announced positive topline data from our Phase 2 Explore-CKD trial evaluating the safety and efficacy of 25 mg of lorundrostat in addition to a sodium-glucose cotransporter 2 (SGLT2) inhibitor for the treatment of hypertension in participants with hypertension and comorbid CKD. The trial was highly statistically significant and was clinically meaningful in both endpoints and demonstrated a favorable safety and tolerability profile. Greater detail of the results of these trials is described below.
Transform-HTN is an open-label extension trial allowing participants to continue to receive lorundrostat and to obtain long-term efficacy and safety data. All participants in the pivotal hypertension program, including the Advance-HTN and Launch-HTN trials, as well as the Explore-CKD trial, were given the opportunity to participate in the extension trial.
Lorundrostat has been developed to address dysregulated aldosterone, and we believe this mechanism may be applicable to other indications where dysregulated aldosterone biology plays a role. Most recently, we have begun to explore lorundrostat for patients with OSA and hypertension.
In January 2025, we announced that the FDA cleared our investigational new drug application for Explore-OSA to evaluate the effect of lorundrostat in the treatment of overweight and obese participants with moderate-to-severe OSA and hypertension. Explore-OSA is a placebo-controlled, crossover trial that will evaluate the safety and efficacy of lorundrostat 50 mg once daily (QD) in the evening in approximately 40 participants with hypertension and moderate-to-severe OSA. Participants will be at least 18 years old, with a systolic BP ≥ 130 mmHg and ≤ 180 mmHg, with a body mass index (BMI) ≥27 kg/m2, and the trial will be conducted across approximately 35 sites. The key objective of this trial is to evaluate the hypothesis that lorundrostat both alleviates the severity of upper airway obstruction and reduces nocturnal hypertension. The primary outcome measure is absolute change in the frequency of apnea-hypopnea episodes compared to placebo. The key secondary objective is to quantify BP throughout the night using continuous BP monitoring during the performance of a standard sleep study without the use of CPAP. Standard patient-reported outcomes specific to OSA will also be assessed. We initiated Explore-OSA in the first quarter of 2025, and enrollment is ongoing. We anticipate reporting topline results from Explore-OSA in the first half of 2026.
Pivotal Program Clinical Trial Results
Efficacy Results
Launch-HTN was a large, global, randomized, double-blinded, placebo-controlled Phase 3 clinical trial, which enrolled eligible adult participants who failed to achieve their BP goal despite being on two to five antihypertensive medications. Launch-HTN reflects the real-world setting for clinicians by utilizing automated office blood pressure measurement and allowing participants to stay on their existing medications. Participants were randomized into three cohorts for twelve weeks receiving one of the following treatments: lorundrostat 50 mg QD, lorundrostat 50 mg QD and an option to titrate to 100 mg QD at week six based on defined criteria or placebo. The primary endpoint of the trial was the assessment of automated office measured systolic BP from baseline for active cohorts versus placebo at six weeks, with the results pooled for all participants on 50 mg QD. The trial met its endpoints, demonstrating clinically meaningful, statistically significant mean reduction from baseline in placebo-adjusted systolic BP at week six, and the benefit was sustained with potential further reduction through week 12.

Launch-HTN Phase 3 Trial (automated office systolic BP measure, n=1,083 randomized)
	Week 6 (50 mg pooled)		Week 12
	Absolute Reduction	Placebo-Adjusted Reduction	Absolute Reduction	Placebo-Adjusted Reduction
50 mg	-16.9 mmHg	-9.1 mmHg (p<0.0001)*	-19.0 mmHg	-11.6 mmHg (p<0.0001)
50 to100 mg			-15.7 mmHg	-8.4 mmHg (p=0.0016)
* Primary endpoint
Key characteristics of participants enrolled in the Launch-HTN trial include: approximately 63% had a BMI greater than or equal to 30kg/m2, approximately 47% were women, and approximately 29% were Black or African American.
The Advance-HTN trial was a randomized, double-blind, placebo-controlled Phase 2 pivotal trial that evaluated the efficacy and safety of lorundrostat for the treatment of confirmed uHTN or rHTN, when used as add-on therapy to a standardized background treatment of two or three antihypertensive medications in adult participants. Participants who met screening criteria discontinued their existing hypertension medications and started on a standard regimen of an angiotensin II receptor blocker (ARB) and a diuretic, if previously on two medications, or a standard regimen of ARB, diuretic and calcium channel blocker if previously on three to five medications. Participants who remained hypertensive despite the standardized regimen were then randomized into three cohorts for twelve weeks receiving one of the following treatments: lorundrostat 50 mg QD, lorundrostat 50 mg QD and an option to titrate to 100 mg QD at week four based on defined criteria or placebo. The primary endpoint of Advance-HTN was change in 24-hour ambulatory systolic BP at week twelve from baseline for each active cohort versus placebo.
The trial was designed to evaluate lorundrostat in a uHTN or rHTN population at the highest risk, and which would normally be treated by a specialist, given severity of their condition. The trial met its primary endpoint as well as additional prespecified outcome measures, including measures of efficacy in the dose-escalation cohort, safety, and tolerability, and were consistent with those observed in the Launch-HTN trial.

Advance-HTN Phase 2 Trial (24-hour ambulatory systolic BP, n=285 randomized)
	Week 4 (50 mg pooled)		Week 12
	Absolute Reduction	Placebo-Adjusted Reduction	Absolute Reduction	Placebo-Adjusted Reduction*
50 mg	-11.5 mmHg	-5.3 mmHg (p=0.0006)	-15.4 mmHg	-7.9 mmHg (p=0.001)
50 to100 mg			-13.9 mmHg	-6.5 mmHg (p=0.006)
* Primary endpoint
Key characteristics of participants enrolled in the Advance-HTN trial include: approximately 66% had a BMI greater than or equal to 30kg/m2, approximately 40% were women, and approximately 53% were Black or African American.
Safety and Tolerability Results
We believe clinical safety findings in the two pivotal trials, including adrenocorticotropic hormone-stimulated and serum cortisol, change in serum potassium, serum sodium, and estimated glomerular filtration rate (eGFR), as well as incidence of hypotension, support a favorable benefit-risk profile.
In the two active treatment arms of the Launch-HTN trial, 50 mg and 50 mg with optional dose escalation to 100 mg, the incidence of treatment-emergent serious adverse events (SAEs) was twelve participants (2.2%) and two participants (0.7%), respectively, compared with eight participants (3.0%) in the placebo arm. There was only one participant (0.1%) in the trial with a treatment-related SAE that occurred in the 50 mg arm. The incidence of hyperkalemia (serum potassium >6.0 mmol/L) at the scheduled study visit was 1.1% and 1.5% in the 50 mg and 50 to 100 mg arms, respectively. The per-protocol procedure for validation of suspected factitious hyperkalemia (most often due to phlebotomy-related hemolysis and release of potassium from red blood cells) specified a repeat potassium measurement within 72 hours while still taking study medication to confirm validity and provide an accurate determination of the true incidence of hyperkalemia. After exclusion of the spurious results, the incidence of confirmed hyperkalemia was 0.6% and 1.1% in the 50 mg and 50 to 100 mg arms, respectively.
In the Advance-HTN trial, there were six participants (6.4%) and eight participants (8.4%) with treatment-emergent SAEs in the lorundrostat 50 mg and lorundrostat 50 to 100 mg arms, respectively, compared to two participants (2.1%) in the placebo arm. Treatment-related SAEs occurred in 2%, 1%, and 0% of participants in the lorundrostat 50 mg, lorundrostat 50 to 100 mg, and placebo arms, respectively. The incidence of hyperkalemia (serum potassium >6.0 mmol/L) at the scheduled study visit was 5.3% and 7.4% in the 50 mg and 50 to 100 mg arms, respectively. The per-protocol procedure for validation of suspected factitious hyperkalemia (most often due to phlebotomy-related hemolysis and release of potassium from red blood cells) specified a repeat potassium measurement within 72 hours while still taking study medication to confirm validity and provide an accurate determination of the true incidence of hyperkalemia. After exclusion of the spurious results, the incidence of confirmed hyperkalemia was 2.1% and 3.2% in the 50 mg and 50 to 100 mg arms, respectively.
Explore-CKD Clinical Trial Results
Efficacy, Safety, and Tolerability Results
The Explore-CKD trial was a randomized, double-blind, placebo controlled, two-period, two-sequence (2x2) crossover trial. This phase 2 trial was designed to evaluate efficacy in terms of systolic BP and urine albumin-to-creatinine ratio (UACR) reduction, and safety of four-week 25 mg QD lorundrostat added to a background treatment that included an SGLT2 inhibitor and an angiotensin-converting enzyme inhibitor (ACEi) or an ARB in CKD participants with an eGFR ≥ 30 mL/min/1.73m2 and albuminuria (UACR of 200-5,000 mg/g). The primary endpoint was placebo-adjusted change from baseline in systolic BP at week four, and an exploratory endpoint was placebo-adjusted percent change from baseline in UACR at week four. The trial was highly statistically significant and was clinically meaningful in both of these endpoints and demonstrated a favorable safety and tolerability profile.
Explore-CKD Phase 2 Trial (N=59)

	Placebo	Lorundrostat 25 mg	Placebo-Adjusted
Change in systolic BP (mmHg)*	-1.76	-9.25	-7.5 (p=0.0024)
Change in spot UACR (mg/g)	-6.60%	-30.51%	-25.60% (p=0.0015)
Change in eGFR** (mL/min/1.73m2)	-2.20%	-6.78%	-4.58% (p=0.0362)
Treatment Emergent Adverse Events (TEAEs) leading to discontinuation of study drug	1/57 (2%)	2/58 (3%)
Confirmed hyperkalemia*** (K + >6.0 mmol/L)	0/59 (0%)	3/58 (5%)
BP, blood pressure; UACR, Urine albumin-to-creatinine ratio; TEAE, Treatment-emergent adverse event
* Primary endpoint.
** Cystatin-C formula, a surrogate biomarker of renal function not subject to MATE1 transport and elimination in the glomeruli of the kidney.
*** Per protocol Systolic BP, UACR, and eGFR estimates and p values from Mixed Effects Model for a crossover trial with multiple baselines.
SAEs were reported in two participants (3%) during the lorundrostat treatment period and none during the placebo treatment period. TEAEs leading to discontinuation occurred in one participant (2%) during the placebo treatment period and in two participants (3%) during the lorundrostat treatment period.
During lorundrostat treatment, one participant discontinued treatment due to elevation of potassium associated with reduced eGFR, and one participant discontinued treatment due to reduction in eGFR alone. During the lorundrostat treatment period, an anticipated, modest decrease in mean eGFR was observed (-6.8% lorundrostat, -4.6% mL/min/1.73m2 placebo-adjusted). Reduction in eGFR is also seen with other renin-angiotensin-aldosterone pathway inhibitors, including ACE inhibitors, ARBs and mineralocorticoid receptor antagonists. This is the result of a reduction in the deleterious over-perfusion of glomeruli due, in part, to reduced BP.
These findings add to a growing body of evidence supporting the efficacy and safety of aldosterone synthase inhibitors in addressing the underlying mechanisms of hypertension, including in individuals with reduced kidney function and albuminuria. The reduction in UACR observed in this trial is consistent with the potential of lorundrostat to have renal protective effects.
The Explore-CKD trial was designed to provide data that augments the antihypertensive profile of lorundrostat by evaluating the efficacy and safety of lorundrostat in participants with compromised renal function. We had already completed three trials of lorundrostat for the treatment of participants with uHTN, including rHTN, the pivotal Phase 3 Launch-HTN and Phase 2 Advance-HTN trials, and the Phase 2, dose-ranging, Target-HTN trial, which demonstrated clinically meaningful reductions in systolic BP and a favorable safety and tolerability profile. We continue to study lorundrostat in the ongoing, open-label Transform-HTN extension trial, which is evaluating long-term efficacy, safety, and tolerability. Additionally, the Explore-OSA trial, initiated in the first quarter of 2025, continues to enroll participants with OSA and uHTN, and we anticipate topline results in the first half of 2026.
Financial Overview
We commenced our operations in May 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our product candidate, lorundrostat, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, and providing other general and administrative support for our operations. As of June 30, 2025, we had cash, cash equivalents, and investments of $324.9 million. Since inception, we have raised aggregate gross proceeds of approximately $717.4 million from the sale of common stock, convertible preferred stock, convertible notes, and pre-funded warrants. Beginning in April 2025 and through August 12, 2025, we have sold an aggregate of 1,237,944 ATM Shares for aggregate net proceeds of approximately $17.4 million after deducting commission to the Agents and other related costs. In March 2025, we sold 14,907,406 shares of common stock for net proceeds of approximately $188.7 million after deducting an underwriting discount of 6% and other offering expenses. In February 2024, we sold 8,339,169 shares of common stock and, to certain purchasers, 549,755 pre-funded warrants to purchase common stock for aggregate net proceeds of approximately $116.1 million, net of offering expenses, in a private placement offering (the Private Placement).
We do not have any products approved for sale, have not generated any revenue, and have incurred net losses since our inception. Our operations to date have been limited to business planning, raising capital, in-licensing and developing lorundrostat, conducting clinical trials, and other research and development and other activities. Our net losses for the six months ended June 30, 2025 and 2024 were $85.5 million and $72.5 million, respectively. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $388.0 million and $302.5 million, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical development activities and other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials for lorundrostat, seek regulatory approval for lorundrostat and potentially any future product candidates we may develop, expand our clinical, regulatory, quality, manufacturing, and commercialization capabilities, obtain, maintain, protect and enforce our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.
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
License Agreement with Mitsubishi Tanabe
In July 2020, we entered into a license agreement (the Mitsubishi License) with Mitsubishi Tanabe Pharmaceutical Company (Mitsubishi Tanabe), pursuant to which Mitsubishi Tanabe granted us an exclusive, worldwide, royalty-bearing, sublicensable license under Mitsubishi Tanabe’s patent and other intellectual property rights to exploit products incorporating lorundrostat (formerly MT-4129) (Lorundrostat Products) for the prevention, treatment, diagnosis, detection, monitoring, or predisposition testing with respect to indications, diseases, and conditions in humans. Pursuant to the Mitsubishi License, we paid Mitsubishi Tanabe a $1.0 million upfront fee and development milestone payments of $9.0 million in the aggregate. We have remaining obligations to pay Mitsubishi Tanabe commercial milestone payments of up to $155.0 million in the aggregate upon first commercial sale and upon meeting certain annual sales targets, as well as additional commercial milestone payments of up to $10.0 million for a second indication. Additionally, we are obligated to pay Mitsubishi Tanabe tiered royalties at percentages ranging from the mid-single digits to ten percent (10%) of aggregate net sales of each Lorundrostat Product on a Lorundrostat Product-by-Lorundrostat Product and country-by-country basis, until the later of (i) the expiration of the last-to-expire valid Mitsubishi Tanabe patent claim covering a Lorundrostat Product, (ii) ten years from the first commercial sale of a Lorundrostat Product, or (iii) the expiration of regulatory exclusivity in such country. Such royalties are subject to reduction under specified conditions, including lack of patent coverage and generic competition. We have no remaining development milestone obligations under the Mitsubishi License and did not incur any development or commercial expenses pursuant to the Mitsubishi License during the six months ended June 30, 2025 and 2024.
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
At Market Equity Offering Sales Agreement
On March 21, 2024, we entered into an ATM Equity Offering Sales Agreement (the ATM Agreement) with BofA Securities, Inc. and Evercore Group L.L.C. as our sales agents (the Agents) and/or principals. Pursuant to the terms of the ATM Agreement, we may sell from time to time through the Agents shares of our common stock having an aggregate offering price of up to $100.0 million (the ATM Shares). The ATM Shares will be issued pursuant to the Registration Statement. Sales of the ATM Shares will be made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or as otherwise agreed by us and the Agents. Under the terms of the ATM Agreement, we may also sell the ATM Shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the ATM Shares to an Agent as principal would be pursuant to the terms of a separate terms agreement between us and such Agent. Beginning in April 2025 and through June 30, 2025, we sold an aggregate of 674,518 ATM Shares at a weighted-average price of $14.15 per share for aggregate net proceeds of approximately $9.5 million after deducting commissions to the Agents and other related costs. As of June 30, 2025, we had approximately $90.5 million of ATM Shares remaining available for sale pursuant to the ATM Agreement. Subsequent to June 30, 2025 and through August 12, 2025, we sold an additional 563,426 ATM Shares at a weighted-average price of $14.03 per share for aggregate net proceeds of approximately $7.9 million after deducting commissions to the Agents.
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
•the drop-out or discontinuation rates of clinical trial participants;
•potential additional safety monitoring requested by regulatory agencies;
•the duration of participant participation in the trials and follow-up;
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
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended,
	June 30,
	2025	2024	Change
	(in thousands)
Research and development expenses	$(38,278)	$(39,273)	$995
General and administrative expenses	(8,468)	(5,895)	(2,573)
Total other income, net	3,472	4,154	(682)
Net loss	$(43,274)	$(41,014)	$(2,260)
Research and Development Expenses
Research and development expenses decreased by $1.0 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, which was primarily due to a decrease of $4.5 million in preclinical and clinical costs driven by the conclusion of the lorundrostat pivotal program in the second quarter of 2025, partially offset by increases of $2.7 million in higher compensation expense resulting from additions to headcount, increases in salaries and accrued bonuses and increased stock-based compensation, and $0.8 million in higher clinical supply, manufacturing, regulatory, and other costs.
General and Administrative Expenses
General and administrative expenses increased by $2.6 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily due to $1.9 million in higher compensation expense resulting from additions to headcount, increases in salaries and accrued bonuses, and increased stock-based compensation, $0.6 million in higher professional fees, and $0.1 million in other administrative expenses.
Total Other Income, Net
Total other income, net decreased by $0.7 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, which was primarily attributable to decreased interest earned on our investments in money market funds and U.S. treasuries as a result of lower average cash balances invested during the three months ended June 30, 2025.
Results of Operations
Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended,
	June 30,
	2025	2024	Change
	(in thousands)
Research and development expenses	$(76,157)	$(70,027)	$(6,130)
General and administrative expenses	(15,036)	(10,503)	(4,533)
Total other income, net	5,708	8,008	(2,300)
Net loss	$(85,485)	$(72,522)	$(12,963)
Research and Development Expenses
Research and development expenses increased by $6.1 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, which was primarily due to an increase of $5.6 million in compensation expense resulting from additions to headcount, increases in salaries and accrued bonuses, and increased stock-based compensation, $0.3 million in higher preclinical and clinical costs, and $0.2 million in clinical supply, manufacturing, and regulatory costs.
General and Administrative Expenses
General and administrative expenses increased by $4.5 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily due to $3.1 million in higher compensation expense resulting from additions to headcount, increases in salaries and accrued bonuses, and increased stock-based compensation, $1.3 million in higher professional fees, and $0.1 million in other administrative expenses.
Total Other Income, Net
Total other income, net decreased by $2.3 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, which was primarily attributable to decreased interest earned on our investments in money market funds and U.S. treasuries as a result of lower average cash balances invested during the six months ended June 30, 2025.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and have negative cash flows from operations for the foreseeable future as we continue the development of, seek regulatory approval for, and potentially commercialize lorundrostat, seek to identify, assess, acquire, and in-license intellectual property related to or develop additional product candidates and operate as a public company. Since inception, we have raised aggregate gross proceeds of approximately $717.4 million from the sale of common stock, convertible preferred stock, convertible notes, and pre-funded warrants. As of June 30, 2025, we had cash, cash equivalents, and investments of $324.9 million. Beginning in April 2025 and through August 12, 2025, we have sold an aggregate of 1,237,944 ATM Shares for aggregate net proceeds of approximately $17.4 million after deducting commission to the Agents and other related costs. In March 2025, we sold 14,907,406 shares of common stock for net proceeds of approximately $188.7 million after deducting an underwriting discount of 6% and other offering expenses. In February 2024, we sold 8,339,169 Shares and, to certain Purchasers, 549,755 Pre-Funded Warrants for aggregate net proceeds of approximately $116.1 million in the Private Placement.

Our primary uses of cash to date have been to fund our research and development and other activities, including with respect to lorundrostat, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.
Funding Requirements
Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of June 30, 2025 will be sufficient to allow us to fund our operations for at least twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from factors that include but are not limited to, geopolitical conflict in and around Ukraine, Israel, Iran and other areas of the world, inflation, changes in international trade policies and tariffs, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. If we raise additional funds through future collaborations, licenses, or other similar arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, product candidates, research programs, intellectual property or proprietary technology, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves, or on less favorable terms than we would otherwise choose.

Cash Flows
Comparison of the Six Months Ended June 30, 2025 and 2024
Since our inception, we have primarily used our available cash to fund expenditures related to the in-license and development of lorundrostat. The following table sets forth a summary of cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(75,656)	$(49,285)	$(26,371)
Investing activities	(135,757)	(48,216)	(87,541)
Financing activities	199,110	116,053	83,057
Net	$(12,303)	$18,552	$(30,855)
Operating Activities
Net cash used in operating activities was $75.7 million during the six months ended June 30, 2025, compared to $49.3 million during the six months ended June 30, 2024, resulting in an increase that was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, the development of lorundrostat and related clinical trial expenses, personnel and compensation expense, legal and professional fees to support our operations, and general working capital requirements. The $26.4 million increase in cash used consisted of the net effect of changes in working capital of $18.6 million and an increase in net loss, adjusted for non-cash expenses, of approximately $7.7 million.
Investing Activities
Net cash used in investing activities was $135.8 million for the six months ended June 30, 2025, compared to $48.2 million for the six months ended June 30, 2024. The increase in cash used was primarily driven by the timing and volume of purchases and maturities of marketable securities in each period. There was a $92.5 million decrease in maturities of previously purchased marketable securities, partially offset by a $4.9 million decrease in purchases of marketable securities during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Financing Activities
Net cash provided by financing activities of $199.1 million during the six months ended June 30, 2025, increased compared to $116.1 million during the six months ended June 30, 2024. During the six months ended June 30, 2025, we received net proceeds of $188.9 million from the sale of common stock in a public offering and $8.9 million from the sale of ATM Shares, and during the six months ended June 30, 2024, we received net proceeds of $116.1 million from the sale of Shares and Pre-Funded Warrants in the Private Placement. Additionally, during the six months ended June 30, 2025, we received increased proceeds of $1.0 million from stock option exercises as compared to the six months ended June 30, 2024.
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
There were no changes during the six months ended June 30, 2025 to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. For information on our significant accounting policies, please refer to Note 2. “Summary of Significant Accounting Policies” within our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of June 30, 2025, our cash equivalents and investments consisted of money market funds and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our short-term cash equivalents and investments is subject to change as a result of potential changes in market interest rates. Due to the nature of our cash equivalents and investments, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the periods presented.
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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
While inflation in the United States has been relatively low in recent years, the economy in the United States has encountered a material level of inflation since 2021. Although inflation has eased somewhat in 2024 and 2025, it has raised our costs for commodities, labor, materials, services, and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition.
Elevated inflation, along with public health concerns, domestic and international elections and other political developments, and global supply chain disruptions, have caused, and may in the future cause, domestic and global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly, or dilutive for us to secure additional financing. In addition, political tensions and uncertainty as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. A failure to adequately respond to these risks could have a material adverse impact on our financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
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
__________________
*    This certification is deemed not filed for the purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERALYS THERAPEUTICS, INC.

Date:	August 12, 2025	By:	/s/ Jon Congleton
Jon Congleton
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2025	By:	/s/ Adam Levy
Adam Levy
Chief Financial Officer and Secretary
(Principal Financial Officer; Principal Accounting Officer)