Form 10-Q
period 2025-09-30
Mineralys Therapeutics, Inc.
filed 2025-11-10
CIK 1933414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, there were 79,139,956 shares of the registrant’s common stock outstanding.

Mineralys Therapeutics, Inc.
i

Part I - Financial Information
Item 1. Financial Statements
Mineralys Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$217,597	$114,091
Investments	376,031	84,096
Prepaid and other current assets	6,168	7,164
Total current assets	599,796	205,351
Property and equipment, net	7	53
Other assets	144	499
Total assets	$599,947	$205,903

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,121	$479
Accrued liabilities	22,399	14,167
Total current liabilities	23,520	14,646
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 78,969,459 and 49,821,915 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8	5
Additional paid-in capital	1,001,354	493,770
Accumulated deficit	(424,935)	(302,518)
Total stockholders’ equity	576,427	191,257
Total liabilities and stockholders’ equity	$599,947	$205,903
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$31,450	$53,985	$107,607	$124,012
General and administrative	9,681	6,121	24,717	16,624
Total operating expenses	41,131	60,106	132,324	140,636
Loss from operations	(41,131)	(60,106)	(132,324)	(140,636)
Interest income, net	4,195	3,774	9,908	11,779
Other income (expense)	4	(10)	(1)	(7)
Total other income, net	4,199	3,764	9,907	11,772
Net loss	$(36,932)	$(56,342)	$(122,417)	$(128,864)
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(1.13)	$(1.94)	$(2.68)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	70,594,504	49,815,186	63,133,634	48,063,638
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	41,133,916	$4	$365,858	$(124,708)	$241,154
Issuance of common stock and pre-funded warrants in private placement offering, net of offering costs of $3,941	8,339,169	1	116,058	—	116,059
Issuance of common stock from stock option exercises	159,904	—	149	—	149
Stock-based compensation	—	—	2,191	—	2,191
Net loss	—	—	—	(31,508)	(31,508)
Balance as of March 31, 2024	49,632,989	5	484,256	(156,216)	328,045
Issuance of common stock from stock option exercises	58,717	—	54	—	54
Issuance of common stock for cash under employee stock purchase plan	18,892	—	138	—	138
Stock-based compensation	—	—	2,872	—	2,872
Net loss	—	—	—	(41,014)	(41,014)
Balance as of June 30, 2024	49,710,598	5	487,320	(197,230)	290,095
Issuance of common stock from stock option exercises	45,348	—	40	—	40
Stock-based compensation	—	—	3,139	—	3,139
Net loss	—	—	—	(56,342)	(56,342)
Balance as of September 30, 2024	49,755,946	$5	$490,499	$(253,572)	$236,932

Mineralys Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity (Continued)
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	49,821,915	$5	$493,770	$(302,518)	$191,257
Issuance of common stock in public offering, net of offering costs of $12,509	14,907,406	1	188,740	—	188,741
Issuance of common stock from stock option exercises	146,907	—	123	—	123
Stock-based compensation	—	—	3,645	—	3,645
Net loss	—	—	—	(42,211)	(42,211)
Balance as of March 31, 2025	64,876,228	6	686,278	(344,729)	341,555
Issuance of common stock pursuant to ATM Agreement, net of issuance costs of $46	674,518	—	9,496	—	9,496
Issuance of common stock from stock option exercises	161,059	—	1,079	—	1,079
Issuance of common stock for cash under employee stock purchase plan	13,604	—	142	—	142
Stock-based compensation	—	—	4,553	—	4,553
Net loss	—	—	—	(43,274)	(43,274)
Balance as of June 30, 2025	65,725,409	6	701,548	(388,003)	313,551
Issuance of common stock in public offering, net of offering costs of $17,932	11,274,509	2	269,566	—	269,568
Issuance of common stock pursuant to ATM Agreement, net of issuance costs of $88	1,239,522	—	17,775	—	17,775
Issuance of common stock from stock option exercises	730,019	—	6,624	—	6,624
Stock-based compensation	—	—	5,841	—	5,841
Net loss	—	—	—	(36,932)	(36,932)
Balance as of September 30, 2025	78,969,459	$8	$1,001,354	$(424,935)	$576,427
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(122,417)	$(128,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on held-to-maturity securities	(5,671)	(8,068)
Stock-based compensation	14,039	8,202
Depreciation and amortization	46	28
Changes in operating assets and liabilities:
Accrued interest receivable	15	326
Prepaid, other current assets, and other assets	902	8,068
Accounts payable and accrued liabilities	8,558	20,837
Net cash used in operating activities	(104,528)	(99,471)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(546,264)	(309,515)
Maturities of marketable securities	260,000	341,000
Purchases of property and equipment	—	(96)
Net cash used in investing activities	(286,264)	31,389

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in September 2025 public offering, net of offering costs	270,200	—
Proceeds from issuance of common stock in March 2025 public offering, net of offering costs	188,880	—
Proceeds from issuance of common stock pursuant to ATM Agreement, net of issuance costs	27,336	—
Proceeds from stock option exercises	7,826	243
Proceeds from issuance of common stock for cash under employee stock purchase plan	142	138
Payment of shelf offering costs	(86)	(388)
Proceeds from issuance of common stock and pre-funded warrants in a private placement offering, net of offering costs	—	116,059
Net cash provided by financing activities	494,298	116,052

Net increase in cash and cash equivalents	103,506	47,970
Cash and cash equivalents - beginning	114,091	49,304
Cash and cash equivalents - ending(1)	$217,597	$97,274

Supplement Disclosure of Non-Cash Financing Activities:
Offering costs included in accounts payable and accrued liabilities	$317	$—
(1)Cash and cash equivalents as of September 30, 2025 exclude investments of $376.0 million. Cash, cash equivalents, and investments amounted to $593.6 million as of September 30, 2025.
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 1. Nature of Business
Mineralys Therapeutics, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on developing medicines to target diseases driven by dysregulated aldosterone. The Company’s clinical-stage product candidate, lorundrostat, is a proprietary, orally administered, aldosterone synthase inhibitor that the Company is developing for the treatment of cardiorenal conditions affected by dysregulated aldosterone, including hypertension and related comorbidities, such as chronic kidney disease and obstructive sleep apnea. This year, the Company completed two pivotal clinical trials of lorundrostat for the treatment of uncontrolled or resistant hypertension and a Phase 2 trial of lorundrostat in hypertensive participants with Stage 2 to 3b chronic kidney disease. The Company is also conducting a Phase 2 trial of lorundrostat in hypertensive participants with obstructive sleep apnea. The Company was incorporated as a Delaware corporation in May 2019, and it is headquartered in Radnor, Pennsylvania. The Company’s operations to date have been limited to business planning, raising capital, in-licensing, conducting preclinical and clinical trials, and other research and development.
Liquidity and Capital Resources
Since its inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. As of September 30, 2025, the Company had an accumulated deficit of $424.9 million and cash, cash equivalents, and investments of $593.6 million. For the nine months ended September 30, 2025, the Company had a net loss of $122.4 million and net cash used in operating activities of $104.5 million.
Since inception, the Company has funded its operations by raising aggregate gross proceeds of approximately $1.0 billion from the sale of the Company’s common stock, convertible preferred stock, convertible notes, and pre-funded warrants. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company expects to continue to incur substantial losses in the foreseeable future as a result of the Company’s research and development and other activities. Additional funding will be required in the future to continue with the Company’s planned research and development and other activities. The Company expects to finance its operations through equity offerings, debt financings, and other capital sources, including potential strategic collaborations, licensing, and other similar arrangements. The Company believes that its cash, cash equivalents, and investments as of September 30, 2025 will be sufficient to allow the Company to fund operations for at least twelve months from the issuance date of these condensed financial statements.
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
Cash and Cash Equivalents
All highly liquid investments that have maturities of 90 days or less at the date of purchase are classified as cash equivalents. The Company’s cash and cash equivalents balances as of September 30, 2025 and December 31, 2024 include cash balances and amounts held primarily in interest-bearing money market accounts and U.S. Treasury bills. As of September 30, 2025 and December 31, 2024, the Company did not have any restricted cash balances. The following table provides a reconciliation of cash and cash equivalents as reported in the condensed statements of cash flows to the condensed balance sheets (in thousands):

	September 30,	December 31,
	2025	2024
Cash	$1,213	$664
Cash equivalents	216,384	113,427
Total cash and cash equivalents	$217,597	$114,091
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
The Company invested in marketable securities during the nine months ended September 30, 2025 and 2024, and no impairment charges were recorded. For held-to-maturity investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized within total other income, net in the Company’s condensed statements of operations, and a new cost basis in the investment will be established.
Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed statements of operations. Deferred offering costs as of September 30, 2025 and December 31, 2024 were $0 and $0.4 million, respectively. Such costs are classified in other assets on the condensed balance sheets.

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

	Nine Months Ended
	September 30,
	2025	2024
Outstanding options	6,612,340	4,677,742
Unvested restricted stock awards	186,872	450,478
Total	6,799,212	5,128,220
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company beginning in fiscal year 2025. The Company does not expect to early adopt this new accounting standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and related disclosures.
Note 3. Fair Value of Financial Instruments
The following table presents financial instruments measured at fair value on a recurring basis based on the fair value hierarchy as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
	Level 1
Assets
Cash equivalents
Money market funds	$111,936	$83,602
There were no transfers within the fair value hierarchy during the periods presented.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

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
U.S. Treasury Bills—As of September 30, 2025 and December 31, 2024, the Company had short-term U.S. Treasury bills. Fair values of these securities are determined by Level 2 inputs utilizing quoted prices (unadjusted) in active markets for similar assets. The following table presents information about the Company’s investments in held-to-maturity U.S. Treasury bills as of each reported date (in thousands):

		As of September 30, 2025
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Cash and cash equivalents	less than 3 months	$104,448	$104,445
Investments	between 3 and 12 months	376,031	376,063
Total		$480,479	$480,508

		As of December 31, 2024
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Cash and cash equivalents	less than 3 months	$29,825	$29,829
Investments	between 3 and 12 months	84,096	84,123
Total		$113,921	$113,952
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
The Company has no remaining development milestone obligations under the Mitsubishi License and did not incur any development or commercial expenses pursuant to the Mitsubishi License during the three or nine months ended September 30, 2025 and 2024.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

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
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three or nine months ended September 30, 2025 and 2024, and no material legal proceedings are currently pending or threatened.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers of the Company and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any material liabilities related to such obligations in its condensed financial statements as of September 30, 2025 and December 31, 2024.
Note 5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Research and development expenses	$14,638	$8,614
Compensation and benefits	3,880	3,582
Professional fees and other	3,881	1,971
Total	$22,399	$14,167

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 6. Capital Stock
As of September 30, 2025, the Company had reserved authorized shares of common stock for future issuance as follows:

Common stock options outstanding	6,612,340
Shares available for grant under the 2023 Plan	1,412,873
Shares available for grant under the ESPP	1,260,337
Shares available for grant under the 2025 Inducement Plan	1,000,000
Pre-funded warrants issued and outstanding	549,755
Total	10,835,305
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
Public Offerings
On September 2, 2025, the Company entered into an underwriting agreement (the September 2025 Underwriting Agreement) with BofA Securities, Inc., Evercore Group L.L.C. and Goldman Sachs & Co. LLC as representatives of the several underwriters named therein (collectively, the Underwriters), relating to the issuance and sale of 11,274,509 shares of the Company’s common stock at a price of $25.50 per share for net proceeds of approximately $269.6 million after deducting an underwriting discount of 6% and other offering expenses. The offering was made pursuant to the Company’s registration statements on Form S-3 and Form S-3MEF (Registration Statement Nos. 333-278122 and 333-289998, respectively) previously filed with and declared effective by the SEC, and a prospectus supplement and accompanying prospectus filed with the SEC. The Company is using the net proceeds from this offering to fund clinical development of lorundrostat, including research and development and manufacturing, and pre-commercialization activities, as well as for working capital and general corporate purposes.
On March 11, 2025, the Company entered into an underwriting agreement (the March 2025 Underwriting Agreement) with the Underwriters, relating to the issuance and sale of 14,907,406 shares of the Company’s common stock at a price of $13.50 per share for net proceeds of approximately $188.7 million after deducting an underwriting discount of 6% and other offering expenses. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-278122) previously filed with and declared effective by the SEC (the Registration Statement), and a prospectus supplement and accompanying prospectus filed with the SEC. The Company is using the net proceeds from this offering to fund the clinical development of lorundrostat, including research and development, manufacturing, and pre-commercialization activities, as well as for working capital and general corporate purposes.
At Market Equity Offering Sales Agreement
On March 21, 2024, the Company entered into an ATM Equity Offering Sales Agreement (the ATM Agreement) with BofA Securities, Inc. and Evercore Group L.L.C. as the Company’s sales agents (the Agents) and/or principals. Pursuant to the terms of the ATM Agreement, the Company was permitted to sell from time to time through the Agents shares of the Company’s common stock having an aggregate offering price of up to $100.0 million (the ATM Shares). However, on September 2, 2025, the Company delivered written notice to the Agents that it was suspending its use of and terminating the prospectus supplement, dated April 11, 2024, related to the ATM Shares previously issuable pursuant to the terms of the ATM Agreement (the ATM

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Prospectus Supplement). On November 6, 2025, the Company delivered a written notice to the Agents to exercise its right to terminate the ATM Agreement, effective November 9, 2025.
Prior to the termination of the ATM Agreement and the ATM Prospectus Supplement, the ATM Shares were issuable pursuant to the Registration Statement. Sales of the ATM Shares were made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or as otherwise agreed by the Company and the Agents. Under the terms of the ATM Agreement, the Company was permitted to sell the ATM Shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the ATM Shares to an Agent as principal would have been pursuant to the terms of a separate terms agreement between the Company and such Agent. Beginning in April 2025 and through September 30, 2025, the Company sold an aggregate of 1,914,040 ATM Shares at a weighted-average price of $14.32 per share for aggregate net proceeds of approximately $27.3 million after deducting commissions to the Agents and other offering expenses. During the three months ended September 30, 2025, the Company sold an aggregate of 1,239,522 ATM Shares at a weighted-average price of $14.41 per share for aggregate net proceeds of approximately $17.8 million after deducting commissions to the Agents and other offering expenses.
As of September 30, 2025, the Company had approximately $72.6 million of ATM Shares remaining available for sale pursuant to the ATM Agreement. However, following the termination of the ATM Prospectus Supplement and the ATM Agreement, the Company may not make any sales of ATM Shares pursuant to the ATM Agreement.
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
Note 7. Stock-Based Compensation
2023 Incentive Award Plan
In February 2023, the Company’s board of directors adopted and stockholders approved the 2023 Incentive Award Plan that became effective upon the closing of the IPO (the 2023 Plan), under which the Company may grant stock options, restricted stock awards (RSAs), dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to its employees, consultants, and directors. The number of shares of the Company’s common stock initially available for issuance under awards granted pursuant to the 2023 Plan was the sum of (i) 4,650,000 shares of the Company’s common stock, plus (ii) any shares subject to outstanding awards under the 2020 Plan described and defined below as of the effective date of the 2023 Plan that become available for issuance under the 2023 Plan thereafter in accordance with its terms.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

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
2025 Employment Inducement Incentive Award Plan
On February 10, 2025, the Company’s board of directors adopted and approved the 2025 Employment Inducement Incentive Award Plan (the 2025 Inducement Plan), which became effective on February 10, 2025. In accordance with Rule 5635(c)(4) of the Nasdaq Stock Market listing rules, equity awards under the 2025 Inducement Plan may only be made to an employee if he or she is granted such awards in connection with the commencement of his or her employment with the Company and such grant is a material inducement to his or her entering into employment with the Company. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to non-qualified stock options and restricted stock units under the 2025 Inducement Plan. As of November 10, 2025, no shares had been issued under the 2025 Inducement Plan.
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
As of September 30, 2025, the Company had the following balances by plan:

	Options Outstanding	Unvested RSAs	Shares Available for Grant
2023 Plan	6,264,374	—	1,412,873
2020 Plan	347,966	186,872	—
2025 Inducement Plan	—	—	1,000,000
Total	6,612,340	186,872	2,412,873
2023 Employee Stock Purchase Plan
In February 2023, the Company’s board of directors and stockholders approved the 2023 Employee Stock Purchase Plan (the ESPP), which became effective in February 2023. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to a specified percentage of their eligible compensation withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. A total of 400,000 shares of the Company’s common stock was initially reserved for issuance under the ESPP. The first ESPP offering period commenced on July 1, 2023, with each new six-month offering period beginning each January 1 and July 1. ESPP purchases of common stock occur at a price equal to 85% of the lower of (i) the closing price on the first trading day of the offering period or (ii) the closing price on the last trading day of the offering period. As of September 30, 2025, the Company had 1,260,337 shares available for issuance, and 49,221 cumulative shares had been issued under the ESPP.

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
Total stock-based compensation expense reported in the condensed statements of operations was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$3,154	$1,392	$6,725	$3,638
General and administrative	2,687	1,747	7,314	4,564
Total	$5,841	$3,139	$14,039	$8,202
Note 8. Income Taxes
The Company is subject to taxation in the United States and various states. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory rate is due to federal and state income tax expense offset by valuation allowance on the Company’s deferred tax assets.
The Company recorded no income tax expense for the nine months ended September 30, 2025 and 2024. No tax benefit was provided for losses incurred in the United States because those losses are offset by a full valuation allowance.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to current deduction of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company has evaluated the impact of the new tax law on its financial condition and results of operations. OBBBA will have no impact on the Company's effective income tax rate, its net deferred federal income tax liability, or current taxes payable. The impact of the tax law changes from the OBBBA is included in the Company’s financial statements beginning in the three months ended September 30, 2025.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design, and conduct of our ongoing and planned preclinical studies and planned clinical trials for lorundrostat and any future product candidates, the timing and likelihood of regulatory filings and approvals for lorundrostat (including the anticipated timing of the new drug application (NDA) submission for lorundrostat) and any future product candidates, our ability to commercialize our product candidates, if approved, the potential to develop future product candidates, the potential benefits of strategic collaborations and our intent to enter into any strategic arrangements, the timing and likelihood of success, and plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including the timing, volume and nature of feedback or requests from the U.S. Food and Drug Administration (FDA) in connection with our planned NDA submission, macroeconomic trends and uncertainty with regard to high interest rates, elevated inflation, tariffs and other trade policies, and the potential for a local and/or global economic recession. This Quarterly Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.
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
Our research and development has been committed to clinical trials researching the benefits of lorundrostat for the treatment of uncontrolled hypertension (uHTN) or resistant hypertension (rHTN) and hypertensive patients with CKD and OSA. In the first half of 2025, we announced the positive results of our pivotal program for lorundrostat (Advance-HTN and Launch-HTN) and our Phase 2 Explore-CKD trial, which are described further below. Research to date has demonstrated the opportunities for lorundrostat as a solution for patients in the treatment of hypertension, including hypertensive patients with CKD and OSA. Based on the positive results from our pivotal program, we plan to submit an NDA in late 2025 or during the first quarter of 2026. We also believe, based on available clinical data, that our product candidate holds promise to be an innovative solution for the rapidly growing unmet need in multiple cardiorenal metabolic disorders.
Clinical Program Highlights
In March 2025, we announced that our pivotal trials, Launch-HTN and Advance-HTN, both of which evaluated the efficacy and safety of lorundrostat for the treatment of uHTN or rHTN, successfully achieved statistical significance and were clinically meaningful in their primary efficacy endpoints and demonstrated a favorable safety and tolerability profile. Based on the outcome of Launch-HTN and Advance-HTN, we plan to submit an NDA in late 2025 or during the first quarter of 2026. We also believe the Launch-HTN and Advance-HTN results demonstrate the opportunity for lorundrostat in third-line or later treatment of patients with hypertension. Our ongoing Transform-HTN open-label extension trial allows participants to continue to receive lorundrostat and generate additional safety and efficacy data. The Launch-HTN trial results were presented in a late-breaking presentation at the 2025 European Society of Hypertension Meeting on Hypertension and Cardiovascular Protection in May 2025 and published in the June 30, 2025 issue of the Journal of the American Medical Association (JAMA, DOI:10.1001/jama.9413). The Advance-HTN trial results were presented in a late-breaking presentation at the American College of Cardiology’s Annual Scientific Session & Expo (ACC.25) held in March 2025 and published in the April 23, 2025 issue of the New England Journal of Medicine (NEJM, DOI: 10.1056/NEJMoa2501440).
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

Transform-HTN is an open-label extension trial allowing participants to continue to receive lorundrostat and to obtain ongoing long-term efficacy and safety data. All participants in the pivotal hypertension program, including the Advance-HTN and Launch-HTN trials, as well as the Explore-CKD trial, were given the opportunity to participate in the extension trial.
Lorundrostat has been developed to address dysregulated aldosterone, and we believe this mechanism may be applicable to other indications where dysregulated aldosterone biology plays a role. Most recently, we have begun to explore lorundrostat for patients with OSA and hypertension.
In January 2025, we announced that the FDA cleared our investigational new drug application for Explore-OSA to evaluate the effect of lorundrostat in the treatment of overweight and obese participants with moderate-to-severe OSA and hypertension. Explore-OSA is a placebo-controlled, crossover trial that will evaluate the safety and efficacy of lorundrostat 50 mg once daily (QD) in the evening in approximately 40 participants with hypertension and moderate-to-severe OSA. Participants will be at least 18 years old, with a systolic BP ≥ 130 mmHg and ≤ 180 mmHg, with a body mass index (BMI) ≥27 kg/m2, and the trial will be conducted across approximately 35 sites. The key objective of this trial is to evaluate the hypothesis that lorundrostat both alleviates the severity of upper airway obstruction and reduces nocturnal hypertension. The primary outcome measure is absolute change in the frequency of apnea-hypopnea episodes compared to placebo. The key secondary objective is to quantify BP throughout the night using continuous BP monitoring during the performance of a standard sleep study without the use of CPAP. Standard patient-reported outcomes specific to OSA will also be assessed. We initiated Explore-OSA in the first quarter of 2025, and enrollment was completed in the third quarter of 2025. We anticipate reporting topline results from Explore-OSA in the first quarter of 2026.
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
Explore-CKD Phase 2 Trial (N=59)

	Placebo	Lorundrostat 25 mg	Placebo-Adjusted
Change in systolic BP (mmHg)*	-1.76	-9.25	-7.5 (p=0.0024)
Change in spot UACR (mg/g)	-6.60%	-30.51%	-25.60% (p=0.0015)
Change in eGFR** (mL/min/1.73m2)	-2.20%	-6.78%	-4.58% (p=0.0362)
Treatment Emergent Adverse Events (TEAEs) leading to discontinuation of study drug	1/57 (2%)	2/58 (3%)
Confirmed hyperkalemia*** (K + >6.0 mmol/L)	0/57 (0%)	3/58 (5%)
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
Four successful clinical trials have been completed supporting the efficacy and safety profile of lorundrostat while also validating aldosterone as an integral therapeutic target in uHTN and rHTN. This includes three trials of lorundrostat for the treatment of participants with uHTN and rHTN: the pivotal Phase 3 Launch-HTN and Phase 2 Advance-HTN trials, and the Phase 2, dose-ranging, Target-HTN trial, which demonstrated clinically meaningful reductions in systolic BP and a favorable safety and tolerability profile. The fourth trial, Explore-CKD, provides data that augments the antihypertensive profile of lorundrostat by evaluating the efficacy and safety of lorundrostat in participants with compromised renal function. We continue to study lorundrostat in the ongoing, open-label Transform-HTN extension trial, which is evaluating long-term efficacy, safety, and tolerability. Additionally, the Explore-OSA trial was initiated in the first quarter of 2025, and enrollment was completed in the third quarter of 2025. We anticipate reporting topline results from Explore-OSA in the first quarter of 2026.
Financial Overview
We commenced our operations in May 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our product candidate, lorundrostat, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, and providing other general and administrative support for our operations. As of September 30, 2025, we had cash, cash equivalents, and investments of $593.6 million. Since inception, we have raised aggregate gross proceeds of approximately $1.0 billion from the sale of common stock, convertible preferred stock, convertible notes, and pre-funded warrants. In September 2025, we sold 11,274,509 shares of common stock for net proceeds of approximately $269.6 million after deducting an underwriting discount of 6% and other offering expenses. In March 2025, we sold 14,907,406 shares of common stock for net proceeds of approximately $188.7 million after deducting an underwriting discount of 6% and other offering expenses. Beginning in April 2025 and through November 10, 2025, we have sold an aggregate of 1,914,040 ATM Shares (as defined below) for aggregate net proceeds of approximately $27.3 million after deducting commission to the Agents and other offering expenses. In February 2024, we sold 8,339,169 shares of common stock and, to certain purchasers, 549,755 pre-funded warrants to purchase common stock for aggregate net proceeds of approximately $116.1 million, net of offering expenses, in a private placement offering (the Private Placement).
We do not have any products approved for sale, have not generated any revenue, and have incurred net losses since our inception. Our operations to date have been limited to business planning, raising capital, in-licensing and developing lorundrostat, conducting clinical trials, and other research and development and other activities. Our net losses for the nine months ended September 30, 2025 and 2024 were $122.4 million and $128.9 million, respectively. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $424.9 million and $302.5 million, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical development activities and other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials for lorundrostat, seek regulatory approval for lorundrostat and potentially any future product candidates we may develop, expand our clinical, regulatory, quality, manufacturing, and commercialization capabilities, obtain, maintain, protect and enforce our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.
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
License Agreement with Mitsubishi Tanabe
In July 2020, we entered into a license agreement (the Mitsubishi License) with Mitsubishi Tanabe Pharmaceutical Company (Mitsubishi Tanabe), pursuant to which Mitsubishi Tanabe granted us an exclusive, worldwide, royalty-bearing, sublicensable license under Mitsubishi Tanabe’s patent and other intellectual property rights to exploit products incorporating lorundrostat (formerly MT-4129) (Lorundrostat Products) for the prevention, treatment, diagnosis, detection, monitoring, or predisposition testing with respect to indications, diseases, and conditions in humans. Pursuant to the Mitsubishi License, we paid Mitsubishi Tanabe a $1.0 million upfront fee and development milestone payments of $9.0 million in the aggregate. We have remaining obligations to pay Mitsubishi Tanabe commercial milestone payments of up to $155.0 million in the aggregate upon first commercial sale and upon meeting certain annual sales targets, as well as additional commercial milestone payments of up to $10.0 million for a second indication. Additionally, we are obligated to pay Mitsubishi Tanabe tiered royalties at percentages ranging from the mid-single digits to ten percent (10%) of aggregate net sales of each Lorundrostat Product on a Lorundrostat Product-by-Lorundrostat Product and country-by-country basis, until the later of (i) the expiration of the last-to-expire valid Mitsubishi Tanabe patent claim covering a Lorundrostat Product, (ii) ten years from the first commercial sale of a Lorundrostat Product, or (iii) the expiration of regulatory exclusivity in such country. Such royalties are subject to reduction under specified conditions, including lack of patent coverage and generic competition. We have no remaining development milestone obligations under the Mitsubishi License and did not incur any development or commercial expenses pursuant to the Mitsubishi License during the nine months ended September 30, 2025 and 2024.
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
Public Offerings
On September 2, 2025, we entered into an underwriting agreement (the September 2025 Underwriting Agreement) with BofA Securities, Inc., Evercore Group L.L.C. and Goldman Sachs & Co. LLC as representatives of the several underwriters named therein (collectively, the Underwriters), relating to the issuance and sale of 11,274,509 shares of our common stock at a price of $25.50 per share for net proceeds of approximately $269.6 million after deducting an underwriting discount of 6% and other offering expenses. The offering was made pursuant to our registration statements on Form S-3 and Form S-3MEF (Registration Statement Nos. 333-278122 and 333-289998, respectively) previously filed with and declared effective by the SEC, and a prospectus supplement and accompanying prospectus filed with the SEC. We are using the net proceeds from this offering to fund clinical development of lorundrostat, including research and development and manufacturing, and pre-commercialization activities, as well as for working capital and general corporate purposes.
In March 2025, we entered into an underwriting agreement (the March 2025 Underwriting Agreement) with the Underwriters, relating to the issuance and sale of 14,907,406 shares of the Company’s common stock at a price of $13.50 per share for net proceeds of approximately $188.7 million after deducting an underwriting discount of 6% and other offering expenses. The offering was made pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-278122) previously filed with and declared effective by the SEC (the Registration Statement), and a prospectus supplement and accompanying prospectus filed with the SEC. We are using the net proceeds from this offering to fund the clinical development of lorundrostat, including research and development, manufacturing, and pre-commercialization activities, as well as for working capital and general corporate purposes.
At Market Equity Offering Sales Agreement
On March 21, 2024, we entered into an ATM Equity Offering Sales Agreement (the ATM Agreement) with BofA Securities, Inc. and Evercore Group L.L.C. as our sales agents (the Agents) and/or principals. Pursuant to the terms of the ATM Agreement, we were permitted to sell from time to time through the Agents shares of our common stock having an aggregate offering price of up to $100.0 million (the ATM Shares). However, on September 2, 2025, the Company delivered written notice to the Agents that it was suspending its use of and terminating the prospectus supplement, dated April 11, 2024, related to the ATM Shares previously issuable pursuant to the terms of the ATM Agreement (the ATM Prospectus Supplement). On November 6, 2025, we delivered a written notice to the Agents to exercise our right to terminate the ATM Agreement, effective November 9, 2025.
Prior to the termination of the ATM Agreement and the ATM Prospectus Supplement, the ATM Shares were issuable pursuant to the Registration Statement. Sales of the ATM Shares were made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or as otherwise agreed by us and the Agents. Under the terms of the ATM Agreement, we were permitted to sell the ATM Shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the ATM Shares to an Agent as principal would have been pursuant to the terms of a separate terms agreement between us and such Agent. Beginning in April 2025 and through September 30, 2025, we sold an aggregate of 1,914,040 ATM Shares at a weighted-average price of $14.32 per share for aggregate net proceeds of approximately $27.3 million after deducting commissions to the Agents and other offering expenses. During the three months ended September 30, 2025, we sold an aggregate of 1,239,522 ATM Shares at a weighted-average price of $14.41 per share for aggregate net proceeds of approximately $17.8 million after deducting commissions to the Agents and other offering expenses.
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
•costs related to manufacturing lorundrostat for our clinical trials; and
•costs related to advancing our commercial readiness activities in preparation for a potential launch of lorundrostat for patients with hypertension, if approved by the FDA.
Our research and development expenses are primarily driven by the timing and phase of our clinical trials, including the initiation and completion of studies, the number of trials in progress, and the size and complexity of each trial. We expect certain research and development expenses related to our clinical trial activities to decline in upcoming periods as certain trials have been completed relative to prior periods. We cannot determine with certainty the timing of initiation, the duration, or the completion costs of current or future clinical trials and preclinical studies of lorundrostat or any future product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast whether lorundrostat or any future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses, including employee salaries, bonuses, benefits, and stock-based compensation charges, for personnel in executive and administrative functions. Other significant general and administrative expenses include legal fees relating to intellectual property and corporate matters, professional fees for accounting, tax and consulting services, and insurance costs. We expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development activities, manufacturing activities, and the increased costs associated with operating as a public company. These increased costs will likely include increased expenses related to the hiring of additional personnel, audit, legal, regulatory, and tax-related services associated with maintaining compliance with the exchange listing and the SEC requirements and requirements of the Sarbanes-Oxley Act of 2002, director and officer insurance costs, investor and public relations costs, business development, commercial expenses, and medical affairs.
Other Income, Net
Interest Income, Net
Interest income reported in each period is associated with our investments in money market funds and U.S. treasuries, net of fees, or other related expenses.
Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended,
	September 30,
	2025	2024	Change
	(in thousands)
Research and development expenses	$(31,450)	$(53,985)	$22,535
General and administrative expenses	(9,681)	(6,121)	(3,560)
Total other income, net	4,199	3,764	435
Net loss	$(36,932)	$(56,342)	$19,410

Research and Development Expenses
Research and development expenses decreased by $22.5 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, which was primarily due to a decrease of $26.8 million in preclinical and clinical costs, primarily impacted by the conclusion of the lorundrostat pivotal program in the second quarter of 2025, partially offset by increases of $3.2 million in higher compensation expense resulting from additions to headcount, increases in salaries and accrued bonuses and increased stock-based compensation, and $1.1 million in higher clinical supply, manufacturing, regulatory, and other costs.
General and Administrative Expenses
General and administrative expenses increased by $3.6 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily due to $2.2 million in higher compensation expense resulting from additions to headcount, increases in salaries and accrued bonuses, and increased stock-based compensation, $1.3 million in higher professional fees, and $0.1 million in other administrative expenses.
Total Other Income, Net
Total other income, net increased by $0.4 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, which was primarily attributable to increased interest earned on our investments in money market funds and U.S. treasuries as a result of higher average cash balances invested during the three months ended September 30, 2025.
Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended,
	September 30,
	2025	2024	Change
	(in thousands)
Research and development expenses	$(107,607)	$(124,012)	$16,405
General and administrative expenses	(24,717)	(16,624)	(8,093)
Total other income, net	9,907	11,772	(1,865)
Net loss	$(122,417)	$(128,864)	$6,447
Research and Development Expenses
Research and development expenses decreased by $16.4 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, which was primarily due to a decrease of $26.5 million in preclinical and clinical costs primarily impacted by the conclusion of the lorundrostat pivotal program in the second quarter of 2025, partially offset by increases of $8.7 million in compensation expense resulting from additions to headcount, increases in salaries and accrued bonuses, and increased stock-based compensation and $1.3 million in clinical supply, manufacturing, and regulatory costs.
General and Administrative Expenses
General and administrative expenses increased by $8.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily due to increases of $5.3 million in compensation expense resulting from additions to headcount, increases in salaries and accrued bonuses, and increased stock-based compensation, $2.6 million for professional fees, and $0.2 million for other administrative expenses.

Total Other Income, Net
Total other income, net decreased by $1.9 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, which was primarily attributable to decreased interest earned on our investments in money market funds and U.S. treasuries as a result of lower average cash balances invested during the nine months ended September 30, 2025.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and have negative cash flows from operations for the foreseeable future as we continue the development of, seek regulatory approval for, and potentially commercialize lorundrostat, seek to identify, assess, acquire, and in-license intellectual property related to or develop additional product candidates and operate as a public company. Since inception, we have raised aggregate gross proceeds of approximately $1.0 billion from the sale of common stock, convertible preferred stock, convertible notes, and pre-funded warrants. As of September 30, 2025, we had cash, cash equivalents, and investments of $593.6 million. In September 2025, we sold 11,274,509 shares of common stock for net proceeds of approximately $269.6 million after deducting an underwriting discount of 6% and other offering expenses. In March 2025, we sold 14,907,406 shares of common stock for net proceeds of approximately $188.7 million after deducting an underwriting discount of 6% and other offering expenses. Beginning in April 2025 and through November 10, 2025, we sold an aggregate of 1,914,040 ATM Shares for aggregate net proceeds of approximately $27.3 million after deducting commission to the Agents and other offering expenses. In February 2024, we sold 8,339,169 Shares and, to certain Purchasers, 549,755 Pre-Funded Warrants for aggregate net proceeds of approximately $116.1 million in the Private Placement.
Our primary uses of cash to date have been to fund our research and development and other activities, including with respect to lorundrostat, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.
Funding Requirements
Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of September 30, 2025 will be sufficient to allow us to fund our operations for at least twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
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

•the costs and timing of manufacturing for lorundrostat, or any future product candidate, including commercial manufacture at sufficient scale, if any product candidate is approved, including as a result of inflation, changes in international trade policies and tariffs, any supply chain issues, or component shortages;
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
Cash Flows
Comparison of the Nine Months Ended September 30, 2025 and 2024
Since our inception, we have primarily used our available cash to fund expenditures related to the in-license and development of lorundrostat. The following table sets forth a summary of cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(104,528)	$(99,471)	$(5,057)
Investing activities	(286,264)	31,389	(317,653)
Financing activities	494,298	116,052	378,246
Net	$103,506	$47,970	$55,536
Operating Activities
Net cash used in operating activities was $104.5 million during the nine months ended September 30, 2025, compared to $99.5 million during the nine months ended September 30, 2024, resulting in an increase that was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, the development of lorundrostat and related clinical trial expenses, personnel and compensation expense, legal and professional fees to support our operations, and general working capital requirements. The $5.1 million increase in cash used consisted of the net effect of changes in working capital of $19.8 million and a decrease in net loss, adjusted for non-cash expenses, of approximately $14.7 million.
Investing Activities
Net cash used in investing activities was $286.3 million for the nine months ended September 30, 2025, compared to net cash provided by investing activities of $31.4 million for the nine months ended September 30, 2024. Net cash (used in) provided by investing activities during the nine months ended September 30, 2025 and 2024 was primarily driven by the timing and volume of purchases and maturities of marketable securities in each period. During the nine months ended September 30, 2025, there was a $236.7 million increase in purchases of marketable securities, partially offset by an $81.0 million decrease in maturities of previously purchased marketable securities, compared to the nine months ended September 30, 2024.

Financing Activities
Net cash provided by financing activities of $494.3 million during the nine months ended September 30, 2025, increased compared to $116.1 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we received net proceeds of $270.2 million from the sale of common stock in our September 2025 public offering, $188.9 million from the sale of common stock in our March 2025 public offering, and $27.3 million from the sale of ATM Shares, and during the nine months ended September 30, 2024, we received net proceeds of $116.1 million from the sale of Shares and Pre-Funded Warrants in the Private Placement. Additionally, during the nine months ended September 30, 2025, we received increased proceeds of $7.6 million from stock option exercises as compared to the nine months ended September 30, 2024.
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
There were no changes during the nine months ended September 30, 2025 to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. For information on our significant accounting policies, please refer to Note 2. “Summary of Significant Accounting Policies” within our Annual Report on Form 10-K for the year ended December 31, 2024.
JOBS Act and Smaller Reporting Company Status
As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act), we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of September 30, 2025, our cash equivalents and investments consisted of money market funds and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our short-term cash equivalents and investments is subject to change as a result of potential changes in market interest rates. Due to the nature of our cash equivalents and investments, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the periods presented.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2025.
Changes in Internal Control over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor titled “Changes in tax law may materially adversely affect our financial condition, results of operations, and cash flows, or adversely impact the value of an investment in our common stock.” from our Annual Report on Form 10-K for the year ended December 31, 2024 is amended and restated as follows:
Changes in tax laws or in their implementation or interpretation may materially adversely affect our financial condition, results of operations, and cash flows, or adversely impact the value of an investment in our common stock.
New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted or amended at any time, or interpreted, changed, modified, or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, the Inflation Reduction Act (IRA) was signed into law in August 2022, and the One Big Beautiful Bill Act (OBBBA) was signed into law in July 2025. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may affect our business or financial condition. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation. We urge our investors to consult with their legal and tax advisors with respect to any changes in tax law and the potential tax consequences of investing in our common stock.
The risk factor titled “Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.” from our Annual Report on Form 10-K for the year ended December 31, 2024 is amended and restated as follows:
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, government shutdowns and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including the ongoing shutdown that began on October 1, 2025, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. While the COVID-19 pandemic is no longer having a significant disruptive impact on the FDA’s standard inspection operations of domestic and foreign manufacturing facilities, it is possible that another global pandemic could result in similar issues faced during the COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in the future. If the current government shutdown continues or a new government shutdown occurs, or if future global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, including our planned NDA for lorundrostat, which could have a material adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
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

MINERALYS THERAPEUTICS, INC.

Date:	November 10, 2025	By:	/s/ Jon Congleton
Jon Congleton
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2025	By:	/s/ Adam Levy
Adam Levy
Chief Financial Officer and Secretary
(Principal Financial Officer; Principal Accounting Officer)