Form 10-K
period 2025-12-31
Mineralys Therapeutics, Inc.
filed 2026-03-12
CIK 1933414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐  No   ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2025, as reported on The Nasdaq Global Select Market, was $676.0 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 82,399,478 shares of common stock outstanding as of March 5, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the 2026 Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K (Annual Report) where indicated.

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
•Our future performance at this time is entirely dependent on the success of our only product candidate, lorundrostat. If we are unable to obtain regulatory approval, and ultimately commercialize lorundrostat, or experience significant delays in doing so, our business will be materially harmed.
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
•We heavily rely on our exclusive license agreement entered into in July 2020 (the Tanabe License) with Tanabe Pharma Corporation (Tanabe) to provide us with intellectual property rights to develop and commercialize lorundrostat. If the Tanabe License is terminated, we would lose our rights to develop and commercialize lorundrostat, which in turn would have a material adverse effect on our business, financial condition, results of operations, and prospects, including, but not limited to, cessation of our operations to the extent we are unable to develop other product candidates at the time of such termination.
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
•We rely on and intend to continue to rely on third parties to conduct, supervise, and monitor our clinical trials and preclinical studies. We also depend on third‑party manufacturers for the production of lorundrostat. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements, or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize lorundrostat and any future product candidates may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
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

FORWARD-LOOKING STATEMENTS AND MARKET DATA
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design, and conduct of our ongoing and planned preclinical studies and planned clinical trials for lorundrostat and any future product candidates, the timing and likelihood of regulatory filings and approvals for lorundrostat (including the anticipated timing of any U.S. Food and Drug Administration’s (FDA) approval of our new drug application (NDA) that was submitted to the FDA for lorundrostat for the treatment of hypertension when used in combination with other antihypertensive drugs in December 2025) and any future product candidates, our ability to commercialize our product candidates, if approved, the potential to develop future product candidates, the potential benefits of strategic collaborations and our intent to enter into any strategic arrangements, the timing and likelihood of success, and plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including the timing, volume and nature of feedback or requests from the FDA in connection with our NDA submission, macroeconomic trends and uncertainty with regard to high interest rates, elevated inflation, tariffs and other trade policies, geopolitical conflict, and the potential for a local and/or global economic recession. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.
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

Part I
Item 1. Business
Business Overview
We are a biopharmaceutical company focused on developing medicines to target diseases driven by dysregulated aldosterone. Our product candidate, lorundrostat, is a proprietary, orally administered, highly selective aldosterone synthase inhibitor (ASI) that we are developing for the treatment of cardiorenal conditions affected by dysregulated aldosterone, including hypertension and related comorbidities such as chronic kidney disease (CKD) and obstructive sleep apnea (OSA).
In the United States, there are approximately 120 million patients with sustained elevated blood pressure (BP), or hypertension. Approximately 60 million patients are treated and over 30 million do not achieve their BP goal, with approximately 20 million having systolic BP levels greater than 140 mmHg. Patients with hypertension that persists despite taking two or more medications have 1.8 and 2.5 times greater mortality risk due to either cardiovascular disease or stroke, respectively. Dysregulated aldosterone levels are a key factor in uncontrolled hypertension (uHTN) or resistant hypertension (rHTN) in approximately 30% of patients.
Ahead of the NDA submission in December 2025, we completed five successful clinical trials of lorundrostat supporting the efficacy and safety profile while also validating aldosterone as an integral therapeutic target in uHTN or rHTN. This includes two pivotal, registrational trials, the Phase 3 Launch-HTN trial and Phase 2 Advance-HTN trial, which support the robust, durable, and clinically meaningful reductions in systolic BP by lorundrostat. Lorundrostat was well tolerated in both trials with a favorable safety profile. Based on the positive results from our pivotal program, we submitted an NDA in December 2025 for lorundrostat for the treatment of hypertension in combination with other antihypertensive drugs. The FDA accepted the NDA submission and provided us with a Prescription Drug User Fee Act (PDUFA) target action date of December 22, 2026.
We believe, based on available clinical data, that our product candidate holds promise to be an innovative solution for the rapidly growing unmet need in multiple cardiorenal metabolic disorders. In addition to hypertension, we have been investigating the potential benefits of lorundrostat in participants with hypertension and CKD and in participants with hypertension and OSA. In June 2025, we announced that the result of our Phase 2 Explore-CKD trial, which evaluated the safety and efficacy of lorundrostat in participants with hypertension and comorbid CKD, was highly statistically significant and clinically meaningful in reducing systolic BP and in reducing urinary albumin creatinine ratio (UACR), a marker of kidney disease progression, as well as demonstrating a favorable safety and tolerability profile. On March 9, 2026, we announced topline data from our Phase 2 Explore-OSA trial that evaluated the effect of lorundrostat in the treatment of overweight and obese participants with moderate-to-severe OSA and hypertension. While the Explore-OSA trial did not demonstrate a reduction in apnea-hypopnea index (AHI), the BP reductions were clinically meaningful and the safety profile was favorable, especially for this population with difficult to control hypertension.
Our Product Candidate, Lorundrostat
Our product candidate, lorundrostat, is a proprietary, orally administered, highly selective ASI that is designed to reduce aldosterone levels by inhibiting CYP11B2, the enzyme responsible for producing the hormone. We licensed lorundrostat from Tanabe Pharma Corporation (Tanabe), which discovered the compound and provided the early foundational work, including demonstrating the selectivity of lorundrostat, and progressing the asset through Phase 1 clinical development.

We have completed six clinical trials of lorundrostat in uHTN or rHTN as well as hypertension in uHTN or rHTN with comorbidities such as CKD or OSA. A summary of our clinical development is outlined below.
Summary of Historical and Current Clinical Trials of Lorundrostat
Phase 1: The first-in-human Phase 1 clinical trial of lorundrostat was conducted by Tanabe and showed that lorundrostat was well tolerated and did not inhibit cortisol following single dose and once-daily dosing over multiple days.
Phase 2: We conducted the Target-HTN Phase 2 proof-of-concept trial in participants with uHTN and rHTN to evaluate the efficacy of lorundrostat at various doses either once or twice a day. The results of Target-HTN led to the advancement of our pivotal program of lorundrostat.
Pivotal Program: In 2023, we initiated our pivotal program of lorundrostat, and we reported the results of Launch-HTN and Advance-HTN in March 2025. See “Pivotal Program Clinical Trial Results” beginning on page 7 for additional details regarding the results of these clinical trials.
•Launch-HTN evaluated the efficacy and safety of lorundrostat for the treatment of uHTN or rHTN when used as an add-on therapy to participants’ existing, prescribed background treatment of two to five antihypertensive medications.
•Advance-HTN evaluated the efficacy and safety of lorundrostat for the treatment of confirmed uHTN or rHTN when used as add-on therapy to a standardized, optimized, and adherent background treatment of two or three antihypertensive medications.
•Transform-HTN is an ongoing open-label extension trial enabling participants to continue to receive lorundrostat and allows us to obtain long-term efficacy and safety data. All participants in the pivotal hypertension program, including the Advance-HTN and Launch-HTN trials, as well as the Explore-CKD trial, were given the opportunity to participate in the extension trial.
•Explore-CKD evaluated the safety and efficacy of 25 mg once daily (QD) lorundrostat in addition to a sodium-glucose cotransporter 2 (SGLT2) inhibitor for the treatment of hypertension in participants with Stage 2 to 3b CKD and albuminuria despite receiving stable treatment with an angiotensin-converting enzyme (ACE) inhibitor or angiotensin II receptor blocker (ARB). We reported the results of this trial in June 2025. See “Explore-CKD Clinical Trial Results” beginning on page 9 for additional details regarding the results of this clinical trial.

•Explore-OSA evaluated the safety and efficacy of lorundrostat 50 mg QD with moderate-to-severe OSA. See “Explore-OSA Clinical Trial Results” beginning on page 10 for additional details regarding this clinical trial.
Background of Hypertension
In healthy individuals, normal BP, also known as peripheral blood pressure, is below 130 over 80, meaning the pressure measurement is lower than or at 130 mmHg when the heart is contracting (systolic BP) and at or below 80 mmHg when the heart is relaxed (diastolic BP). Sustained, elevated BP, or hypertension, can result in increased chances of life-threatening complications such as heart disease, stroke, or kidney disease, among others.
The prevalence of hypertension has been increasing in recent decades. A comprehensive study published in The Lancet journal shows that in patients aged 30 to 79, total hypertension cases nearly doubled worldwide from 1990 to 2019. Furthermore, obesity, especially when associated with increased visceral adiposity, is a major cause of hypertension, accounting for 65% to 75% of the risk for developing human primary (essential) hypertension. Despite hypertension being one of the most common preventable risk factors for premature death, approximately 1.3 billion people worldwide have hypertension, with hypertension as a primary or contributing cause of more than 685,000 deaths in the United States in 2022 alone. The costs of hypertension and related health issues are a major burden on already strained healthcare systems, with an estimated cost of $219 billion in the United States in 2019. While there are multiple therapeutic options available, most of which are generic and accessible, more than half of all treated hypertensive patients fail to achieve their BP goal. Dysregulated aldosterone levels are a key factor in driving hypertension in approximately 30% of hypertensive patients.
The current standard-of-care for patients newly diagnosed with hypertension is based on a set of guidelines set forth by the American College of Cardiology (ACC) and the American Heart Association (AHA). A hypertensive patient’s target BP is defined as below 130/80 mmHg. Depending on baseline BP levels, these guidelines recommend that the patient typically begin with lifestyle modifications and then, assuming BP does not achieve the desired target, initiate treatment with antihypertensive agents selected primarily from the following five drug classes, which may later be combined with each other if the patient’s target BP is not successfully achieved with the initial therapy:
•Thiazide diuretics, which increase fluid excretion from the kidney by blocking reabsorption of sodium and chloride in the nephron;
•ACE inhibitors, which inhibit the renin-angiotensin aldosterone system (RAAS) axis by blocking the action of ACE in the lungs, which converts angiotensin I to angiotensin II;
•ARBs, which block the effects of angiotensin II at the level of the angiotensin receptor;
•Calcium channel blockers, which slow cardiac contractions and relax arteries by preventing calcium from entering the cells of the heart and arteries; and
•Beta blockers, which cause the heart to beat more slowly and with less force, which lower BP.
Despite numerous available treatment options, the majority of hypertensive patients require multiple therapies to achieve their target BP. Evidence demonstrates that adding a second- or third-line antihypertensive agent typically provides an additional 6 to 7 mmHg reduction in systolic BP. However, the incremental reduction in systolic BP provided by successive lines of treatment does not always adequately enable patients to reach their BP goal. Therefore, many patients require three, four, or more antihypertensive agents in an attempt to achieve their target BP. ACE inhibitors and ARBs are standard-of-care in the majority of all treated patients. Approximately 30-40% of patients receiving long-term ACE inhibitor or ARB therapy experience aldosterone breakthrough, which is associated with volume expansion and adverse cardiorenal effects that can undermine BP control. In addition, while hypertension is an asymptomatic disease, many of the currently available treatments have side effects and tolerability issues, which may limit their use. For example, patients taking ACE inhibitors often develop a chronic cough, and those taking beta blockers often experience lethargy.
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
Over 30 million hypertensive patients in the United States are unable to achieve their BP goal despite treatment, and within this population, 10 million suffer from rHTN. Treatment options are limited for rHTN patients, and the current ACC and AHA guidelines recommend introducing a mineralocorticoid receptor antagonist (MRA) agent, which blocks the effect of aldosterone, to the patient’s existing antihypertensive regimen.
Background of Chronic Kidney Disease (CKD)
CKD, which is characterized by the gradual loss of kidney function, is estimated to affect more than 10% of the global population and is one of the leading causes of mortality worldwide. According to the U.S. Centers for Disease Control and Prevention, an estimated 1-in-7 (approximately 37 million) U.S. adults have CKD, and approximately 22 million people in the United States are living with both hypertension and CKD. The relationship between these conditions is tightly linked: sustained hypertension may contribute to impaired kidney function, and progressive decrease in kidney function may lead to worsening BP control. Achieving BP control in these complex patients is the number one goal in slowing the progression of CKD. When CKD is present in patients with hypertension, the risk of cardiovascular disease and mortality rises significantly.
Emerging evidence points to dysregulated aldosterone as a key driver of both diseases. Excess aldosterone promotes sodium retention, vascular inflammation, and fibrosis, contributing to both uncontrolled BP and kidney injury. Despite the availability of existing therapies, a significant proportion of patients remain uncontrolled or undertreated. Early detection and targeted interventions that address underlying mechanisms, such as aldosterone dysregulation, may offer the potential to slow CKD progression, reduce cardiovascular risk, and improve long-term outcomes. Without effective management, CKD can advance to kidney failure, requiring dialysis or transplantation.
Background of Obstructive Sleep Apnea (OSA)
OSA is characterized by repetitive overnight hypoxic episodes and subsequent sleep fragmentation related to many factors, including volume overload and a complete or partial collapse of the upper airway. Moderate to severe OSA is associated with increased production of aldosterone and increased nighttime BP; standard treatment with positive airway pressure is not sufficient for BP reduction. OSA impacts almost one billion people globally, including 425 million moderate-to-severe cases. Around 80% of adults with OSA are undiagnosed. As of 2025, untreated OSA is estimated to cost the United States more than $150 billion annually when considering direct medical expenses, productivity losses, and accident-related costs.
Between 30-50% of adults with hypertension have OSA, and this number increases to between 70-80% in adults with rHTN. Additionally, untreated moderate-to-severe OSA increases the risk of rHTN. Along with hypertension, OSA is a major risk factor for cardiovascular disease, type-2 diabetes mellitus, and stroke.

Background of Aldosterone and its Role in Hypertension
Aldosterone is a mineralocorticoid steroid hormone primarily made in the outer layer of the adrenal gland called the adrenal cortex, which plays an important role in controlling the balance of water and salts by regulating the exchange of sodium and potassium in the body. This maintenance of fluid homeostasis ensures the body can maintain normal BP.
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
The approach of blocking the synthesis of aldosterone and reducing plasma aldosterone levels is thought to be a preferable approach versus the use of MRAs that block the action of aldosterone at the MR. The task of creating a safe and effective ASI can be technically challenging because the major enzymes in the synthesis of aldosterone and cortisol share a high degree of amino acid sequence similarity. While challenging to develop, there are currently three ASIs (including lorundrostat) in advanced clinical development and one in early clinical development in conditions including hypertension, OSA, primary aldosteronism, heart failure, and CKD.
Clinical Development of Lorundrostat
Our product candidate, lorundrostat, is a proprietary, orally administered, highly selective ASI designed to reduce aldosterone levels by inhibiting CYP11B2, the enzyme responsible for producing the hormone. We are initially developing lorundrostat for the treatment of hypertension and have completed six clinical trials. In our trials, lorundrostat was well tolerated and demonstrated compelling clinical results, and once-daily dosing flexibility. The observed 10 to 12 hour pharmacokinetic half-life of lorundrostat has the potential to normalize aldosterone levels to provide a clinically meaningful reduction in BP and to flexibly manage the challenges of elevated serum potassium. We believe that lorundrostat’s profile may be compelling based on the following attributes:
•Compelling Clinical Results in Hypertension: The Launch-HTN global Phase 3 trial demonstrated a statistically significant and clinically meaningful 11.6 mmHg placebo-adjusted reduction in systolic BP in the 50 mg 12-week cohort. This clinical benefit was consistent across patient subtypes and specifically in high-risk populations such as women and Black or African Americans. Furthermore, a low rate of hyperkalemia was observed, with 0.6% of participants exceeding 6.0 mmol/L potassium.
•Distinct Benefit in Hypertension and Related Comorbidities: Explore-CKD demonstrated a statistically significant and clinically meaningful reduction in systolic BP and UACR in participants with hypertension and comorbid CKD. In Explore-OSA, lorundrostat demonstrated a clinically meaningful reduction in systolic BP in participants with hypertension and comorbid OSA.
•High Selectivity: Lorundrostat is highly selective for aldosterone and shows no cortisol suppression and no incidence of adrenal insufficiency, as anticipated by the 374-to-1 inhibitory effect on the CYP11B2 enzyme compared to the CYP11B1 enzyme, which is responsible for synthesizing cortisol.
•Optimal Half-Life: The half-life of lorundrostat (10-12 hours) is ideally suited for once-daily dosing. Our clinical trials validated the 24-hour efficacy achieved with once-daily dosing. A majority of our clinical trial participants maintained a serum potassium in the normal range. There have been modest incidences of hyperkalemia requiring dose adjustment or discontinuation. Lorundrostat’s observed 10 to 12 hour half-life may be viewed more favorably by physicians compared to compounds with longer half-lives, which may have a greater risk of sustained potassium elevation.
•Convenient Dosing and Well Tolerated: Our clinical trials demonstrated clinically meaningful results on a once-daily dosing regimen. Furthermore, lorundrostat was well-tolerated. In Launch-HTN, serious adverse events (SAEs) were reported in 2.4% of participants receiving 50 mg lorundrostat and in 3.3% of participants receiving placebo.
Pivotal Program Clinical Trial Results
Efficacy Results
Launch-HTN was a large, global, randomized, double-blinded, placebo-controlled Phase 3 clinical trial, which enrolled eligible adult participants who failed to achieve their BP goal despite being on two to five antihypertensive medications. Launch-HTN reflects the real-world setting for clinicians by utilizing automated office blood pressure measurement (AOBP) and allowing participants to stay on their existing medications. Participants were randomized into three cohorts for twelve weeks, receiving one of the following treatments: lorundrostat 50 mg QD, lorundrostat 50 mg QD and an option to titrate to 100 mg QD at week six based on defined criteria or placebo. The primary endpoint of the trial was the assessment of automated office measured systolic BP from baseline for active cohorts versus placebo at six weeks, with the results pooled for all participants on 50 mg QD. The trial met its endpoints, demonstrating clinically meaningful, statistically significant mean reduction from baseline in placebo-adjusted systolic BP at week six, and the benefit was sustained with further reduction through week 12.

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
The Advance-HTN trial was a randomized, double-blind, placebo-controlled Phase 2 pivotal trial that evaluated the efficacy and safety of lorundrostat for the treatment of confirmed uHTN or rHTN, when used as add-on therapy to a standardized, optimized, and adherent background treatment of two or three antihypertensive medications in adult participants. Participants who met screening criteria discontinued their existing hypertension medications and started on a standard regimen of an ARB and a diuretic, if previously on two medications, or a standard regimen of ARB, diuretic, and calcium channel blocker if previously on three to five medications. Participants who remained hypertensive despite the standardized regimen were then randomized into three cohorts for twelve weeks, receiving one of the following treatments: lorundrostat 50 mg QD, lorundrostat 50 mg QD and an option to titrate to 100 mg QD at week four based on defined criteria or placebo. The primary endpoint of Advance-HTN was change in 24-hour ambulatory systolic BP at week twelve from baseline for each active cohort versus placebo.
The trial was designed to evaluate lorundrostat in a uHTN or rHTN population at the highest risk, which would normally be treated by a specialist, given the severity of their condition. The trial met its primary endpoint as well as additional prespecified outcome measures, including safety, and tolerability, and were consistent with those observed in the Launch-HTN trial.

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

In the two active treatment arms of the Launch-HTN trial, 50 mg and 50 mg with optional dose escalation to 100 mg, the incidence of treatment-emergent SAEs was twelve participants (2.2%) and two participants (0.7%), respectively, compared with eight participants (3.0%) in the placebo arm. There was only one participant (0.2%) in the trial with a treatment-related SAE that occurred in the 50 mg arm. The incidence of hyperkalemia (serum potassium >6.0 mmol/L) at the scheduled study visit was 1.1% and 1.5% in the 50 mg and 50 to 100 mg arms, respectively. The per-protocol procedure for validation of suspected factitious hyperkalemia (most often due to phlebotomy-related hemolysis and release of potassium from red blood cells) specified a repeat potassium measurement within 72 hours while still taking study medication to confirm validity and provide an accurate determination of the true incidence of hyperkalemia. After exclusion of the spurious results, the incidence of confirmed hyperkalemia was 0.6% and 1.1% in the 50 mg and 50 to 100 mg arms, respectively.
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
Explore-CKD Clinical Trial Results
Efficacy, Safety, and Tolerability Results
The Explore-CKD trial was a randomized, double-blind, placebo-controlled, two-period, two-sequence (2x2) crossover trial. This phase 2 trial was designed to evaluate efficacy in terms of systolic BP and UACR reduction, and safety of 25 mg QD lorundrostat added to a background treatment that included an SGLT2 inhibitor and an ACE inhibitor or an ARB in participants with uHTN or rHTN and CKD with an eGFR ≥ 30 mL/min/1.73m2 and albuminuria (UACR of 200-5,000 mg/g) during a four-week treatment period. The primary endpoint was placebo-adjusted change from baseline in systolic BP at week four, and an exploratory endpoint was placebo-adjusted percent change from baseline in UACR at week four. The trial was highly statistically significant and was clinically meaningful in both of these endpoints and demonstrated a favorable safety and tolerability profile.
Explore-CKD Phase 2 Trial (N=59)

	Placebo	Lorundrostat 25 mg	Placebo-Adjusted
Change in systolic BP (mmHg)*	-1.76	-9.25	-7.5 (p=0.0024)
Change in spot UACR (mg/g)	-6.60%	-30.51%	-25.60% (p=0.0015)
Change in eGFR** (mL/min/1.73m2)	-2.20%	-6.78%	-4.58% (p=0.0362)
Treatment Emergent Adverse Events (TEAEs) leading to discontinuation of study drug	1/57 (2%)	2/58 (3%)
Confirmed hyperkalemia (K + >6.0 mmol/L)	0/57 (0%)	3/58 (5%)
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
During lorundrostat treatment, one participant discontinued treatment due to elevation of potassium associated with reduced eGFR, and one participant discontinued treatment due to reduction in eGFR alone. During the lorundrostat treatment period, an anticipated, modest decrease in mean eGFR was observed (-6.8% lorundrostat, -4.6% mL/min/1.73m2 placebo-adjusted). Reduction in eGFR is also seen with other renin-angiotensin-aldosterone pathway inhibitors, including ACE inhibitors, ARBs, and MRAs. This is the result of a reduction in the deleterious over-perfusion of glomeruli due, in part, to reduced BP.
These findings add to a growing body of evidence supporting the efficacy and safety of ASIs in addressing the underlying mechanisms of hypertension, including in individuals with reduced kidney function and albuminuria. The reduction in UACR observed in this trial is consistent with the potential of lorundrostat to have renal protective effects.
Explore-OSA Clinical Trial Results
Efficacy, Safety, and Tolerability Results
The Explore-OSA trial was a Phase 2, randomized, double-blind, placebo-controlled, two-period, two-sequence (2x2) crossover, exploratory trial that evaluated the safety and efficacy of lorundrostat 50 mg QD administered in the evening in 48 participants with hypertension and moderate-to-severe OSA. Participants were at least 18 years old, with a systolic BP ≥ 130 mmHg and ≤ 180 mmHg, with a body mass index (BMI) ≥27 kg/m2.
The primary endpoint of the trial was absolute change from baseline in AHI after four weeks of active treatment compared to placebo. After four weeks of treatment, lorundrostat 50 mg dosed in the evening did not demonstrate a clinically meaningful difference relative to placebo on the AHI, the primary endpoint. The trial demonstrated a clinically meaningful reduction in BP at week four, with an 11.1 mmHg (p < 0.0001) and a 1.0 mmHg (p = NS) BP reduction with lorundrostat and placebo, respectively, in the pre-planned parallel arm analysis of the first period. There was a 6.2 mmHg placebo-adjusted reduction (p < 0.0003) in BP in the crossover analysis.
Lorundrostat demonstrated a favorable safety profile and was well tolerated, with no serum potassium excursions above 5.5 mmol/L. Analysis is ongoing for other endpoints in the trial and may be reported in future publications or medical meetings.
Our Team and Investors
Founded by Catalys Pacific in 2019, we are led by an experienced management team with diverse backgrounds and significant experience in drug discovery, development, and company building. Our management team consists of industry veterans with extensive experience at pharmaceutical companies such as Merck, Novartis, ProQR, Sanifit, Teva, and Vertex. Together, our team has a proven track record in the discovery, development, and commercialization of numerous approved therapeutics. Since inception, we have raised aggregate gross proceeds of approximately $1.1 billion from the sale of the Company’s common stock, convertible preferred stock, pre-funded warrants, and convertible notes.
License Agreement with Tanabe
In July 2020, we entered into the Tanabe License with Tanabe, pursuant to which Tanabe granted us an exclusive, worldwide, royalty-bearing, sublicensable license under Tanabe’s patent and other intellectual property rights to exploit products incorporating lorundrostat (formerly MT-4129) (Lorundrostat Products) for the prevention, treatment, diagnosis, detection, monitoring, or predisposition testing with respect to indications, diseases, and conditions in humans (the Field). Pursuant to the Tanabe License, we paid Tanabe a $1.0 million upfront fee and development milestone payments of $9.0 million in the aggregate. We have remaining obligations to pay Tanabe commercial milestone payments of up to $155.0 million in the aggregate upon first commercial sale and upon meeting certain annual sales targets, as well as additional commercial milestone payments of up to $10.0 million for a second indication. Additionally, we are obligated to pay Tanabe tiered royalties at percentages ranging from the mid-single-digits to ten percent (10%) of aggregate net sales of each Lorundrostat Product on a Lorundrostat Product-by-Lorundrostat Product and country-by-country basis, until the later of (i) the expiration of the last-to-expire valid Tanabe patent claim covering a Lorundrostat Product, (ii) ten years from the first commercial sale of a Lorundrostat Product, or (iii) the expiration of regulatory exclusivity in such country. Such royalties are subject to reduction under specified conditions, including lack of patent coverage and generic competition.
We are obligated to use commercially reasonable efforts to conduct and complete the development activities and to file for regulatory approval for at least one Lorundrostat Product in a major market country and consider in good faith developing at least one Lorundrostat Product in a non-major market country. If we elect to sublicense our rights under the Tanabe License to a third party with respect to exploitation of lorundrostat or any Lorundrostat Product in certain countries in Asia, we have agreed to negotiate such a sublicense first, for a specified period of time, with Tanabe, if Tanabe notifies us that it would like to obtain such a sublicense. We also agreed not to commercialize any competing product prior to three years following the first commercial sale of the first Lorundrostat Product in any country without Tanabe’s prior consent.
Unless terminated earlier, the Tanabe License will continue until the expiration of all of our royalty obligations to Tanabe. We may terminate the Tanabe License for any or no reason upon 90 or 180 days’ prior written notice to Tanabe, depending on whether the Lorundrostat Product has received regulatory approval. Tanabe may terminate the Tanabe License if we or our affiliates or sublicensees initiate a challenge to the patent rights licensed to us by Tanabe. In addition, either party may terminate the Tanabe License in the event of an uncured material breach by or bankruptcy of the other party, subject to certain notice and cure periods, or upon the other party’s bankruptcy or insolvency.
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
Sales and Marketing
We have not yet defined our sales, marketing, or product distribution strategy for lorundrostat because it is still in clinical development and pending regulatory approval. Our commercial strategy may include the use of strategic partners, distributors, a contract sales force, or the establishment of our own commercial sales force. We plan to further evaluate these alternatives as we approach approval for lorundrostat, if any.
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
We believe our current and future competition can be grouped into three broad categories:
•companies working to develop ASIs, including AstraZeneca, Boehringer Ingelheim, Damian Pharma, and CORXEL;
•companies commercializing or developing branded products with other mechanisms of action, such as non-steroidal MRAs, endothelin receptor antagonists, and angiotensinogen-directed therapies, including Roche/Alnylam, Idorsia, Ionis, Bayer, Daiichi Sankyo, Azurity, and George Medicines; and
•companies selling low-cost generic standard of care drug classes such as ARBs, ACE inhibitors, diuretics, beta blockers, alpha blockers, vasodilators, and MRAs.
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
Intellectual Property
Intellectual property, including patents, trade secrets, know-how, trademarks, and copyrights, is important to our business. Our commercial success depends in part on our ability to obtain and maintain proprietary intellectual property protection for our product candidate, lorundrostat, as well as for future product candidates and novel discoveries, product development technologies, and know-how. Our commercial success also depends in part on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to develop and maintain protection of our proprietary position by, among other methods, licensing or filing U.S. and foreign patents and applications relating to our product candidates, technology, inventions, and improvements that are important to the development and implementation of our business.
Our patent portfolio is built with the goal of establishing broad protection that generally includes, for the product candidate compound, claims directed to composition of matter, pharmaceutical compositions or formulations, methods of synthesis, and methods of treatment using such pharmaceutical compositions or formulations. We are seeking and maintaining patent protection in the United States and key foreign jurisdictions where we intend to market lorundrostat. Our patent portfolio includes a combination of patents and pending patent applications solely owned by us, patents and pending patent applications licensed from Tanabe, and pending patent applications jointly owned with Tanabe. As of February 26, 2026, our patent portfolio comprises 16 distinct patent families protecting our technology relating to lorundrostat and its synthetic intermediates, methods of synthesizing lorundrostat and related compounds, various formulations of lorundrostat products, as well as methods of treating diseases with lorundrostat and related compounds. As of February 26, 2026, our portfolio of exclusively licensed patents and pending patent applications consists of four granted U.S. patents; one pending U.S. reissue application; two pending U.S. patent applications; one granted European patent that has been validated in Austria, Belgium, Czechia, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Liechtenstein, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Turkey, and the United Kingdom; one granted European patent that has been validated in France, Germany, Italy, Spain, and the United Kingdom; three pending European patent applications; four granted Japanese patents; two pending Japanese patent applications; one granted Canadian patent; one pending Canadian patent application; one granted Australian patent; one granted Brazilian patent; two pending Brazilian applications; one granted Chinese patent; two pending Chinese patent applications; one pending Israeli patent application; one granted Indian patent; one granted Indonesian patent; one granted Korean patent; one pending Korean patent application; one granted Malaysian patent; one granted Mexican patent; one pending Philippines patent application; two granted Russian patents; one granted Singaporean patent; one granted Taiwanese patent; one pending Thai application; and one granted Vietnamese patent.
Our portfolio of wholly owned pending patent applications consists of two pending Australian patent applications; one pending Brazilian patent application; four pending Canadian patent applications; one pending Chinese patent application; five pending European patent applications; five pending Japanese patent applications; three pending Korean patent applications; three pending Malaysian patent applications; two pending New Zealand patent applications; three pending Singaporean patent applications; six pending U.S. patent applications; one pending Vietnamese patent application; four pending PCT International Applications; five pending Taiwanese patent applications; three pending Thai patent applications; and five pending U.S. provisional patent applications.
Our portfolio of jointly owned pending patent applications consists of one pending Canadian patent application; one pending Chinese patent application; two pending European patent applications; two pending Indonesian patent applications; two pending Japanese patent applications; two pending Malaysian patent applications; two pending Korean patent applications; two pending Philippines patent applications; two pending Singaporean patent applications; one pending Taiwanese patent application; two pending Thai patent applications; two pending U.S. patent applications; two pending Vietnamese patent applications; and one pending PCT International Application.
Granted patents and pending applications in our portfolio of exclusively licensed patents and pending patent applications, if granted, have nominal expiration dates ranging from 2035 to about 2042, without accounting for any available patent term adjustments or extensions. Pending applications in our portfolio of wholly and jointly owned pending patent applications have nominal expiration dates ranging from 2041 to about 2046, without accounting for any available patent term adjustments or extensions. If filed and subsequently granted, patent applications claiming priority to pending U.S. Provisional Applications in our portfolio of wholly and jointly owned pending patent applications will have expiration dates ranging from 2045 to about 2046, without accounting for any available patent term adjustments or extensions.
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
Government Regulation
Government authorities in the United States, at the federal, state, and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the United States.

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
All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs, which include the requirement that all research participants provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and a separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
Furthermore, an independent IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research participants or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to participants. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated checkpoints based on access to certain data from the trial. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries, including clinicaltrials.gov.
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1: The product candidate is initially introduced into healthy human participants and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion and, if possible, to gain an early indication of its effectiveness.
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
U.S. Review and Approval Process
The results of product development, preclinical and other nonclinical studies, and clinical trials, along with descriptions of the manufacturing process, analytical testing performed on the chemistry, strength and purity of the drug, proposed labeling, and other relevant information, are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees, although waivers or reductions may be available in certain limited circumstances.
The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. In certain cases, such as when additional administrative components or user‑fee‑related materials are included, the FDA may operate under an extended timeline and issue its filing decision and related communication within 74 days of submission. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, safety and efficacy for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s quality and purity. Under the PDUFA guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted.
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
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approval, including the requirement for a risk evaluation and mitigation strategy (REMS), to assure the safe use of the drug. If the FDA concludes a REMS is needed, the applicant of the NDA must submit a proposed REMS. The FDA will not approve the marketing application without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of products.
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
Expedited Development and Review Programs
The FDA has a number of programs intended to expedite the development or review of a marketing application for a new drug. For example, the fast-track designation program is intended to expedite or facilitate the process of developing and reviewing product candidates that meet certain criteria. Specifically, investigational drugs are eligible for fast-track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a fast-track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. With regard to a fast-track product candidate, the FDA may review sections of a marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon first submission of the section(s) of the NDA.
A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast-track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.
Any product candidate submitted to the FDA for approval, including a product candidate with a fast-track designation or breakthrough designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. An NDA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for standard review under its current PDUFA review goals.
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
Fast-track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
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
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, or AMP, beginning January 1, 2024. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. While HHS has released guidance on a number of key provisions of the IRA (including Medicare drug rebates, Medicare drug pricing negotiation, and Part B and Part D prescription drug plans), it remains unclear how agencies will choose to implement the IRA and whether more formal rulemaking is forthcoming.
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
Employees
As of December 31, 2025, we had 76 full-time employees, of whom 39 were primarily engaged in research and development. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Corporate Information
We were incorporated under the laws of the State of Delaware in May 2019 as Catalys SC1, Inc. and we subsequently changed our name to Mineralys Therapeutics, Inc. Our mailing address is 150 N. Radnor Chester Rd, Suite F200, Radnor, PA 19087 and our telephone number is 888-378-6240.
Available Information
Our website address is www.mineralystx.com. Our investor relations website is located at https://www.ir.mineralystx.com. We make available free of charge on our investor relations website under “SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our directors’ and officers’ Section 16 reports, and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the SEC. They are also available for free on the SEC’s website at www.sec.gov.
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
Information about our Executive Officers
The following table sets forth information concerning our executive officers.

Name	Age	Position
Jon Congleton	62	President, Chief Executive Officer, and Director
Adam Levy	47	Chief Financial Officer and Secretary
David Rodman, M.D.	70	Chief Medical Officer
Eric Warren, R.Ph.	53	Chief Commercial Officer
Jon Congleton has served as our President and Chief Executive Officer and as a member of our board of directors since November 2020. Previously, Mr. Congleton was the Chief Executive Officer of Impel NeuroPharma, Inc. from September 2017 to May 2020. Prior to that, he served as the Chief Executive Officer and as a director of Nivalis Therapeutics, Inc. from January 2015 to February 2017. Mr. Congleton was previously at Teva Pharmaceutical Industries, Ltd. (Teva) from November 1996 to December 2014, where over 18 years he held positions in general management and global strategic marketing, including Senior Vice President of Teva’s Global Central Nervous System Disorders from April 2013 to December 2014, Senior Vice President of the Global Medicine Group from November 2011 to April 2013, and General Manager of Teva Neuroscience, Inc. in the United States. Prior to joining Teva, Mr. Congleton spent ten years in a variety of commercial roles with predecessor companies of Sanofi. Mr. Congleton earned a B.S. in marketing from Kansas State University. Mr. Congleton’s knowledge of our business and his extensive executive experience at multiple biopharmaceutical companies contributed to our board of directors’ conclusion that he should serve as a director of our company.
Adam Levy has served as our Chief Financial Officer since March 2022 and as our Chief Business Officer from March 2022 through January 4, 2024. Mr. Levy also serves as a member of the board of directors of Praxis Bioresearch. Previously, he was the Chief Financial Officer at Sanifit Therapeutics until the company was acquired by Vifor Pharma in 2022. Previously, Adam served as the Chief Business Officer at Brickell Biotech from 2019 to 2020 and led the organization’s financial operations transition as it became a publicly listed company on Nasdaq. Prior to that, he served as the Chief Business Officer at miRagen Therapeutics from 2016 to 2019, where he was responsible for a variety of functions including financial strategy, investor relations, business development, legal affairs, intellectual property, project and program management, and human resources. Between 2000 and 2016, Mr. Levy held multiple investment banking positions at Merrill Lynch, Jefferies Group, and Wedbush Securities. Mr. Levy received a B.S. in Business Management and Marketing from Cornell University.
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
Eric Warren, R.Ph. has served as our Chief Commercial Officer since April 2025. Previously, Mr. Warren was at Esperion Therapeutics, Inc., a commercial-stage biopharmaceutical company, where he most recently served as its Chief Commercial Officer from March 2022 to April 2025, and previously in roles as Vice President, US Sales and Marketing from January 2021 to March 2022. From August 2020 to January 2021, Mr. Warren was Vice President, Head of Sales and Marketing at Nabriva Therapeutics plc, a commercial-stage biopharmaceutical company. From April 2018 to August 2020, Mr. Warren held Vice President roles in marketing at Sanofi S.A., a pharmaceutical and healthcare company, in their cardiovascular franchise. Additionally, from May 2006 to April 2018, Mr. Warren held roles of increasing responsibility at Merck & Co., a pharmaceutical company. Mr. Warren holds a Bachelor of Science in Pharmacy and is a licensed pharmacist in New York State.

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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2019 and, to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing our product candidate, lorundrostat, establishing our intellectual property portfolio, and conducting research, preclinical studies, and clinical trials. We have not yet obtained regulatory approvals, manufactured products at commercial scale or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any revenue since our inception. If lorundrostat is not successfully developed, approved, and commercialized, we may never generate significant revenue, if we generate any revenue at all. Our net losses were $154.7 million and $177.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $457.2 million. Substantially all of our losses have resulted from expenses incurred in connection with in-licensing intellectual property related to, and developing, lorundrostat and from general and administrative costs associated with our operations. We submitted our NDA for lorundrostat to the FDA on December 22, 2025, and we have not yet received regulatory approval from the FDA or from other regulatory jurisdictions. Any future product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals. and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially until such time, if ever, as we obtain regulatory approval for, and potentially commercialize lorundrostat.
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
The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to substantially increase in connection with our ongoing activities, particularly as we seek regulatory approval for, and potentially commercialize, lorundrostat and any future product candidates we may seek to develop. In addition, if we are able to progress lorundrostat through development and commercialization, we will be required to make commercial milestone and royalty payments to Tanabe from whom we have in-licensed intellectual property related to lorundrostat. If we obtain regulatory approval for lorundrostat or any future product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reliably estimate the actual amount of financing necessary to successfully complete the development and commercialization of lorundrostat or any future product candidates. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts.
Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will enable us to fund our operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Our existing capital may not be sufficient to complete development of lorundrostat, or any future product candidate, and we will require substantial capital in order to advance lorundrostat and any future product candidates through clinical trials, regulatory approval, and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from factors that include but are not limited to, geopolitical conflict in and around Ukraine, Israel, Venezuela, and other areas of the world, inflation, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts, or even cease operations. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop lorundrostat and any future product candidates.

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
•the timing and amount of the milestone, royalty, or other payments we must make to Tanabe, from whom we have in-licensed lorundrostat, or any future licensors;
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
Conducting clinical trials and preclinical studies and potentially identifying future product candidates is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and commercialize lorundrostat or any future product candidates. If approved, lorundrostat and any future product candidates may not achieve commercial success. Our commercial revenue, if any, will initially be derived from sales of lorundrostat, which we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
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
Risks Related to the Development and Regulatory Approval of Our Product Candidates
We currently depend entirely on the success of lorundrostat, which is our only product candidate. If we are unable to obtain regulatory approval for, and ultimately commercialize, lorundrostat, or experience significant delays in doing so, our business will be materially harmed.
We currently only have one product candidate, lorundrostat, the intellectual property for which we have in-licensed and which is in clinical development. Our business presently depends entirely on our ability to successfully obtain regulatory approval for, and commercialize, lorundrostat in a timely manner. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and may be able to better sustain the delay or failure of a lead product candidate. The success of lorundrostat will depend on several factors, including the following:
•acceptance of our regulatory submissions by the FDA or comparable foreign regulatory authorities for the conduct of future preclinical studies and clinical trials of lorundrostat, including any proposed designs of any planned clinical studies and clinical trials of lorundrostat;
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
•maintaining relationships with our third-party manufacturers and their ability to comply with cGMPs as well as making arrangements with our third-party manufacturers for, or establishing our own, commercial manufacturing capabilities at a cost and scale sufficient to support commercialization;
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
Clinical and preclinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of prior clinical trials and studies of lorundrostat are not necessarily predictive of future results. Lorundrostat may not achieve favorable results in our ongoing or future nonclinical studies or clinical trials or receive regulatory approval on a timely basis, if at all.
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
The results from preclinical studies or clinical trials of a product candidate or a competitor’s product candidate in the same class may not predict the results of later clinical trials of our product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on earlier clinical trials and preclinical studies, and many product candidates fail in clinical trials despite very promising early results. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner; participants may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; our product candidates may fail to demonstrate effectiveness or safety in certain participant subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis, or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial. There can be no assurance that we will not suffer similar setbacks despite the data we observed in earlier or ongoing studies. Based on negative or inconclusive results, we or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.
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
Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate in humans. Before we can initiate clinical trials for any future product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls, and our proposed clinical trial protocol, as part of an IND or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our preclinical development programs. Moreover, even if we commence clinical trials, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion, or the termination or suspension, of our ongoing and planned clinical trials or preclinical studies for lorundrostat and any future product candidate could significantly affect our product development timelines and product development costs.
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
•IRBs/ECs refusing to approve, suspending, or terminating the trial at an investigational site, precluding enrollment of additional participants, or withdrawing their approval of the trial;
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
•participants failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including participants failing to remain in our trials due to movement restrictions, health reasons, or otherwise resulting from any pandemic or public health concerns;
•individuals choosing an alternative product for the indications for which we are developing lorundrostat or any future product candidates, or participating in competing clinical trials;
•lack of adequate funding to continue the clinical trials, preclinical trials, manufacturing, or incurring greater costs than we anticipate;
•participants experiencing severe or serious unexpected drug-related adverse effects;
•occurrence of SAEs in trials of the same class of agents conducted by other companies that could be considered similar to lorundrostat or any future product candidates;
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
Further, conducting clinical trials in foreign countries, as has been done for lorundrostat and intended to be done in the future for lorundrostat or any future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled participants in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war, relevant to such foreign countries.
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
We may find it difficult to enroll participants in our future clinical trials. If we encounter difficulties or delays enrolling participants in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
Successful and timely completion of future clinical trials will require that we identify and enroll a specified number of participants for each clinical trial. We may not be able to initiate clinical trials for lorundrostat or any future product candidates if we are unable to identify and enroll a sufficient number of eligible participants to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Participant enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and characteristics of the participant population, the proximity of participants to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the ability to obtain and maintain informed consents, the risk that enrolled participants will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, and competing clinical trials and clinicians’ and participants’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating as well as any product candidates under development. We will be required to identify and enroll a sufficient number of participants for each of our clinical trials and monitor such participants adequately during and after treatment. Potential participants for any planned clinical trials may not be adequately diagnosed or identified with the diseases that we are targeting, which could adversely impact the outcomes of our trials and could have safety concerns for the potential participants. Potential participants for any planned clinical trials may also not meet the entry criteria for such trials.
Additionally, other pharmaceutical companies targeting these same diseases are recruiting clinical trial participants from these patient populations, which may make it more difficult to fully enroll our clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible participants to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and recruiting participants may prove costly. The timing of our clinical trials depends, in part, on the speed at which we can recruit participants to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants. If participants are unwilling or unable to participate in our trials for any reason, including the existence of concurrent clinical trials for similar target populations, the availability of approved or authorized therapies, or the fact that enrolling in our trials may prevent participants from taking a different product, or we otherwise have difficulty enrolling a sufficient number of participants, the timeline for recruiting participants, conducting trials, and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a specified number of participants for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and preclinical studies. Though we have entered into agreements governing their services, we will have limited influence over their actual performance.
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
As is the case with biopharmaceuticals generally, it is likely that there may be adverse side effects associated with lorundrostat or any future product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of expected or unexpected side effects or unexpected characteristics. Undesirable side effects caused by our product candidates when used alone or in combination with approved or investigational drugs could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label, or lead to the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect participant recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences could severely harm our business, prospects, operating results, and financial condition.
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
We are conducting and intend to conduct one or more of our clinical trials for our lorundrostat product candidate outside the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. We are currently conducting and plan to conduct part of our future clinical program for lorundrostat in the European Union. While data from clinical trial sites in such countries have not served as the sole basis for FDA approval, any foreign data that we have used for the NDA submission of lorundrostat or any foreign data we use as part of any other NDA submission will be subject to the foregoing FDA requirements and standards. Many foreign regulatory authorities have similar approval requirements. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted, which may increase costs or time required to complete the clinical trial.
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
Interim, topline, and preliminary data from our clinical trials and preclinical studies that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
Interim data from clinical trials that we may complete are further subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. Adverse differences between interim, topline, or preliminary data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.
In addition, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability, or commercialization of the particular product candidate and our company in general. Moreover, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular drug, product candidate, or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, lorundrostat and any future product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
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
The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, government shutdowns, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including the extended shutdown that began on October 1, 2025 and ended on November 12, 2025, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. While the COVID-19 pandemic is no longer having a disruptive impact on the FDA’s standard inspection operations of domestic and foreign manufacturing facilities, it is possible that another global pandemic could result in similar issues faced during the COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in the future. If a government shutdown occurs, or if future global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, including our NDA for lorundrostat, which could have a material adverse effect on our business.
Risks Related to Our Reliance on Third Parties
We heavily rely on our exclusive Tanabe License with Tanabe to provide us with intellectual property rights to develop and commercialize lorundrostat. If the Tanabe License is terminated, we would lose our rights to develop and commercialize lorundrostat.
Pursuant to the Tanabe License with Tanabe, we have, among other things, secured an exclusive, royalty-bearing license from Tanabe under certain patents and know-how relating to lorundrostat to commercialize lorundrostat globally for the prevention, treatment, diagnosis, detection, monitoring, or predisposition testing with respect to the Field. The Tanabe License expires on a country-by-country basis and Lorundrostat Product-by-Lorundrostat Product basis upon the expiration of the applicable royalty term with respect to each Lorundrostat Product in each country, as applicable, or in its entirety upon the expiration of the royalty term with respect to the last Lorundrostat Product commercialized in the last country, unless terminated earlier. We may terminate the Tanabe License in its entirety or on a Lorundrostat Product-by-Lorundrostat Product or country-by-country basis at our discretion upon (i) ninety days prior written notice to Tanabe with respect to any country for which there is not a Lorundrostat Product approved by the regulatory authority; and (ii) one hundred and eighty days prior written notice to Tanabe with respect to any country for which there is a Lorundrostat Product approved by the regulatory authority. We and Tanabe may terminate the Tanabe License in the case of the other party’s insolvency, or upon prior written notice within a specified time period for the other party’s material uncured breach. Tanabe may terminate the Tanabe License in its entirety if we challenge the licensed patents, or assist any third party in challenging such patents. In addition, if any of the regulatory milestones or other cash payments become due under the terms of the Tanabe License, and we do not have sufficient funds available to meet our obligations, Tanabe has the right to terminate the Tanabe License upon our uncured failure to pay Tanabe. If the Tanabe License is terminated, we would lose our rights to develop and commercialize lorundrostat, which in turn would have a material adverse effect on our business, financial condition, results of operations, and prospects, including, but not limited to, cessation of our operations to the extent we are unable to develop other product candidates at the time of such termination.
Additionally, pursuant to the Tanabe License, if we elect to sublicense our rights under the Tanabe License to a third party with respect to exploitation of lorundrostat or any Lorundrostat Product in certain countries in Asia, we agreed to negotiate such a sublicense first, for a specified period of time, with Tanabe, if Tanabe notifies us that it would like to obtain such a sublicense. We also agreed not to commercialize any competing product prior to three years following the first commercial sale of the first Lorundrostat Product in any country without Tanabe’s prior consent. Lastly, if Tanabe is interested in obtaining rights to any product or compound other than a Lorundrostat Product, in the Field, which we may develop in the future, we are obligated to negotiate with Tanabe in good faith for a certain period of time to provide it a non-exclusive, royalty-bearing license under certain of our know-how and patents to exploit such product or compound on terms and conditions to be mutually agreed to by the parties in their discretion. Accordingly, we may be obligated to enter into collaborations with Tanabe in the future, even if we prefer another counterparty for strategic or other reasons, we are obligated to license certain of our future product candidates (if any) even if we would prefer to retain the use of such intellectual property, and we may not commercialize competing products for a certain period of time, even if we believe this presents a commercial opportunity. For additional information on the Tanabe License, see “Business—License Agreement with Tanabe.”
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

There is no guarantee that any of our CROs, investigators, or other third parties will devote adequate time and resources to such trials or studies or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols, or meet regulatory requirements, or otherwise perform in a substandard manner, our clinical trials may be extended, delayed, or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other development activities that could harm our competitive position. In addition, principal investigators for our clinical trials are expected to serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any NDA we submit or have submitted. Any such delay or rejection could prevent us from receiving regulatory approval for, or commercializing, lorundrostat and any future product candidates.
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
We currently rely on a third party for the manufacture of lorundrostat and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of lorundrostat or such quantities at an acceptable cost, which could delay, prevent, or impair our development or potential commercialization efforts.
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
We may seek to enter into collaborations, joint ventures, license agreements, and other similar arrangements for the development or commercialization of lorundrostat and any future product candidates, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints. We may not be successful in our efforts to establish or maintain such collaborations because our research and development pipeline may be insufficient, any future product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex. Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us. For example, we may need to relinquish valuable rights to our future revenue streams, research programs, intellectual property, or product candidates, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with other potential collaborators. In addition, if we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot be certain that, following a collaboration, license, or strategic transaction, we will achieve an economic benefit that justifies such transaction.
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
The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing, or may develop products, product candidates, and processes competitive with lorundrostat. Lorundrostat and any future product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Our competitors include larger and better-funded pharmaceutical, biopharmaceutical, biotechnological, and therapeutics companies. Moreover, we may also compete with universities and other research institutions that may be active in research in our target indications and could be in direct competition with us. We also compete with these organizations to recruit management, scientists, and clinical development personnel, and our inability to compete successfully could negatively affect our level of expertise and our ability to execute our business plan. We also face competition in establishing clinical trial sites, enrolling participants for clinical trials, and identifying and in-licensing intellectual property related to new product candidates, as well as entering into collaborations, joint ventures, license agreements, and other similar arrangements. For example, Boehringer Ingelheim International and AstraZeneca have recently initiated large-scale clinical trials for the treatment of hypertension and CKD, which could impact our ability to enroll participants in our clinical trials for the same indications. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
We believe our current and future competition can be grouped into three broad categories:
•companies working to develop ASIs, including AstraZeneca, Boehringer Ingelheim, Damian Pharma, and CORXEL;
•companies commercializing or developing branded products with other mechanisms of action, such as non-steroidal MRAs, endothelin receptor antagonists, and angiotensinogen-directed therapies, including Roche/Alnylam, Idorsia, Ionis, Bayer, Daiichi Sankyo, Azurity, and George Medicines; and
•companies selling low-cost generic standard of care drug classes such as ARBs, ACE inhibitors, diuretics, beta blockers, alpha blockers, vasodilators, and MRAs.
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

We currently have a limited marketing and sales organization and have no experience as a company in commercializing products, and we may need to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.
We have limited internal sales, marketing, or distribution capabilities, and we have not yet commercialized a product. If lorundrostat or any future product candidate ultimately receives regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time-consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We have no prior experience as a company with the marketing, sale, or distribution of biopharmaceutical products and there are significant risks involved in the building and managing of a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing, and distribution functions on acceptable financial terms, or at all. In addition, our product revenue and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell, and distribute any products that we develop ourselves. We will likely have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue, and we would incur significant additional losses.
If the market opportunities for lorundrostat and any future product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.
The precise incidence and prevalence for all the conditions we aim to address with lorundrostat or any future product candidates are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on a number of internal and third-party estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these indications. We have not independently verified the accuracy of the third-party data on which we have based our assumptions and estimates, and these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. The total addressable market across all of the potential indications for lorundrostat and any future product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each such product candidate which receives marketing approval for these indications, the availability of alternative treatments and the safety, convenience, cost, and efficacy of such product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing, and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with lorundrostat or any future product candidates, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, and results of operations.

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
•the timing and success or failure of preclinical studies or clinical trials for any future product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
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
As of December 31, 2025, we had 76 full-time employees, of whom 39 were primarily engaged in research and development. As we continue development and pursue the potential commercialization of lorundrostat and any future product candidates, and as we continue operating as a public company, we will need to continue to expand our financial, accounting, development, regulatory, manufacturing, information technology, marketing, and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties, and we may not be successful in doing so. Our future financial performance and our ability to develop and commercialize lorundrostat and any future product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.
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
For example, in March 2010, the ACA was enacted in the United States. The ACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the 340B drug pricing program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA, and on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Most recently, the One Big Beautiful Bill Act (the OBBBA), signed on July 4th 2025, reduced ACA subsidies, limited eligibility for both the ACA and Medicaid, and cut Medicaid spending by over $800 billion. It is unclear how the healthcare reform measures will impact our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. The IRA included a number of significant drug pricing reforms, which include the establishment of a drug price negotiation program within HHS (beginning in 2026) that requires manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation (first due in 2023), and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs (beginning in 2025). The IRA permits the HHS Secretary to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Additional drug pricing proposals could appear in future legislation. Most recently, the OBBBA included incentives for domestic manufacturing of drug products. such as a retroactive expense option for small business covering domestic research and development expenditures in the last three years and price negotiation exemptions for drugs with one or more orphan designations.
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
In addition, certain state laws govern the processing, collection, use, disclosure, transfer, storage, disposal, and protection of health-related and other personal information in certain circumstances. These state law protections are different and, in some cases, may be more stringent, broader in scope, or offer greater individual rights with respect to protected health information than HIPAA. These laws are evolving rapidly and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. By way of example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA), gives California residents individual privacy rights to access and delete their personal information, opt out of certain personal information sharing, limit the use of their sensitive personal information, and receive detailed information about how their personal information is used. Of particular relevance to our business, the CCPA imposes detailed obligations regarding collection, use, and disclosure of personal information of employees, job applicants, and business contacts in addition to consumers. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. The CCPA also established a new California agency, the California Privacy Protection Agency, which is authorized to issue new substantive regulations and has independent enforcement power alongside the California Attorney General. These additional rights and the establishment of an agency with independent enforcement powers are expected to increase data breach litigation and government enforcement activity in California. Comprehensive privacy legislation similar to the CCPA has been adopted in many other U.S. states. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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

There also are a wide variety of privacy laws in other countries that may impact our operations, now or in the future. For example, in Europe, the General Data Protection Regulation (GDPR) imposes stringent requirements regarding the collection, use, disclosure, storage, transfer, or other processing of personal data of individuals within the European Economic Area (EEA), including providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. The GDPR also confers a private right of action in some circumstances on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Among other things, the GDPR requires the establishment of a lawful basis for the processing of data, imposes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial participants and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield) under which personal data could be transferred from the EEA to United States entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on the standard contractual clauses alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The European Commission issued revised standard contractual clauses on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised standard contractual clauses must be used for relevant new data transfers beginning on September 27, 2021 and existing standard contractual clauses arrangements were required to be migrated to the revised clauses by December 27, 2022. The United Kingdom’s standard contractual clauses came into force in March 2022 for transfers of UK personal data.
Further, following the withdrawal of the United Kingdom from the European Union and the EEA and the end of the transition period, we have to comply with the GDPR and separately the GDPR as implemented in the United Kingdom, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR and has the ability to fine up to the greater of €20 million/£17 million or 4% of global turnover. The relationship between the United Kingdom and the European Union and the EEA in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from European Union member states to the United Kingdom without additional safeguards.
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
Further, despite the implementation of security measures, our internal technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, computer viruses, cybersecurity threats (such as ransomware attacks, denial-of-service attacks, cyberattacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war, and telecommunication and electrical failures. Such information technology systems are additionally vulnerable to security incidents from inadvertent or intentional actions by our employees, contractors, consultants, or other third parties. We and certain of our service providers are from time to time subject to cyberattacks and security incidents and we experienced security incidents in the past and may experience security incidents in the future. If a significant system failure, accident, or security breach were to occur, it may cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information, and result in a material disruption of our development programs and our business operations, whether due to a loss of any potential trade secrets or other similar disruptions. Although we currently hold cybersecurity insurance, the costs related to significant security breaches or disruptions could be material and cause us to incur significant expenses.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any (subject to limitations), until such unused losses expire (if at all). As of December 31, 2025, we had net operating loss (NOL) carryforwards of approximately $244.6 million for federal income tax purposes and $59.5 million for state income tax purposes. Our federal NOL carryforwards will not expire but may generally only be used to offset 80% of taxable income, which may require us to pay federal income taxes in future years despite generating federal NOL carryforwards in prior years. Our state NOL carryforwards begin to expire in various amounts in 2041.
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
The U.S. government has adopted new approaches to trade policy, and in some cases has renegotiated or terminated certain existing bilateral or multilateral trade agreements. The U.S. government has also imposed tariffs on most foreign goods and has raised the possibility of imposing significant tariff increases or expanding the tariffs to capture other countries and types of goods. In particular, tariffs are likely to make procuring materials for producing active pharmaceutical ingredients more difficult or costly or require us to incur significant costs to transition to alternative suppliers. Future tariff increases, expanding the tariffs to cover other countries, or other changes in U.S. trade policy could exacerbate these challenges. In response to these tariffs, other countries have threatened, announced, or implemented retaliatory tariffs on U.S. goods, and such retaliatory actions are likely to continue for at least as long as U.S. tariffs remain elevated.
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
Elevated inflation, along with public health concerns, domestic and international elections and other political developments, and domestic and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly, or dilutive for us to secure additional financing. In addition, political tensions and uncertainty as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. A failure to adequately respond to these risks could have a material adverse impact on our financial position.

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
We rely upon a combination of patents, trademarks, and in-licenses of intellectual property rights to protect the intellectual property related to lorundrostat and any future product candidates and technologies to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information. Our success depends in large part on our ability to obtain, maintain, expand, enforce, and defend the scope of our intellectual property protection in the United States and other countries with respect to our product candidates and other proprietary technologies we may develop. We generally seek to protect our proprietary position, in part, by filing patent applications in the United States and abroad relating to lorundrostat and any future product candidates, manufacturing processes, and methods of use. We have in-licensed from Tanabe a number of patents and patent applications relating to lorundrostat and structurally related compounds, the manufacture of lorundrostat and structurally related compounds, and methods of use of lorundrostat. In addition to the patents and patent applications in-licensed from Tanabe, our portfolio includes pending patent applications solely owned by us and pending patent applications jointly owned with Tanabe. If we or Tanabe are unable to obtain, maintain, or enforce patent protection, our business, financial condition, results of operations, and prospects could be materially harmed.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patent rights may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party post-issuance submission of prior art to the USPTO challenging the validity of one or more claims of our in-licensed patents or patents we may own in the future. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. A third party may also claim that our patent rights are invalid or unenforceable in litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In addition, we may become involved in opposition, derivation, revocation, reexamination, additional reissue, post-grant and inter partes review, or interference proceedings and other similar proceedings in foreign jurisdictions challenging the validity, priority, or other features of patentability of our patent rights. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and other proprietary technologies we may develop and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize our products without infringing third-party patent rights. Such adverse determinations may also require us to cease using the related technology or to attempt to license rights from the prevailing party. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Moreover, some of our patent rights are, and may in the future be, co-owned with third parties, including Tanabe. In the United States, each co-owner has the freedom to license and exploit the technology. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patent rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of such patent rights in order to enforce such patent rights against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
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
We are a party to the Tanabe License under which we are granted rights to intellectual property that are important to lorundrostat and our business, and we may enter into additional license agreements in the future with other third parties. The Tanabe License imposes, and we expect that any future license agreements where we in-license intellectual property, will impose on us, various development, regulatory, and/or commercial diligence obligations, payment of milestones, and/or royalties and other obligations. We may need to devote substantial time and attention to ensuring that we are compliant with our obligations under such agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license, or we may be subject to litigation for breach of these agreements.
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
•our ability to enroll participants in our future clinical trials;
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
•sales of our stock by us, our insiders, or our stockholders;
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
•changes in our capital structure, such as future issuances of securities and the incurrence of debt; and
•changes in accounting standards, policies, guidelines, interpretations, or principles.
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
As of March 5, 2026, our executive officers, directors, and greater than 5% stockholders, in the aggregate, owned approximately 32.5% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors, and approval of any significant transactions, as well as our management and business affairs, which may prevent new investors from influencing some or all of the foregoing. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act), and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering on February 14, 2023 (IPO). However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” as defined under the Exchange Act, our annual gross revenue exceeds $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
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
The global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including geopolitical conflict in and around Ukraine, Israel, Venezuela, and other areas of the world, terrorism, or other events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price and could require us to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves, or on less favorable terms than we would otherwise choose. In addition, one or more of our current service providers, manufacturers, and other partners may not survive an economic downturn, which could directly affect our ability to attain our clinical development goals on schedule and on budget.
Changes in tax laws or in their implementation or interpretation may materially adversely affect our financial condition, results of operations, and cash flows, or adversely impact the value of an investment in our common stock.
New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted or amended at any time, or interpreted, changed, modified, or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, the Inflation Reduction Act (IRA) was signed into law in August 2022, and the OBBBA was signed into law in July 2025. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating and implementing, and which may affect our business or financial condition. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation. We urge our investors to consult with their legal and tax advisors with respect to any changes in tax law and the potential tax consequences of investing in our common stock.
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and do not otherwise qualify as a “smaller reporting company” with less than $100 million in annual revenue, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We employ processes incorporated into our overall risk management system for assessing, identifying, and managing material risks from cybersecurity threats. These items are designed to help protect our information assets from internal and external threats and protect the integrity and confidentiality of our data. Our system includes procedural and technical safeguards, response plans, and reviews of our policies. We engage various external entities, including consultants, to improve and enhance our cybersecurity oversight. We provide all employees and consultants with cybersecurity and prevention training, including timely and relevant topics covering social engineering, phishing, mobile security, and data protection and the need for reporting incidents and suspicious events immediately.
Although we develop and maintain systems and controls designed to prevent cybersecurity threats from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls, and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with service providers and patients, and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.
As of the date of this Annual Report, we are not aware of any risks from cybersecurity threats, including because of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.
Governance
Our senior management team conducts regular assessments and management of material risks from cybersecurity threats, including review with our IT team and third-party service providers, while our board of directors has responsibility for the oversight of risk management. All employees and consultants are directed to report to our senior management any irregular or suspicious activity that could indicate a cybersecurity threat or incident. The Audit Committee of our board of directors evaluates our cybersecurity assessment and management policies, including quarterly interviews with our senior officers and our independent registered accounting firm.

Item 2. Properties
We maintain our corporate offices at 150 N. Radnor Chester Road, Suite F200, Radnor, PA 19087 under a virtual office lease. We lease our corporate and other office premises under monthly rental agreements with terms of twelve months or less at a nominal cost. We consider our current office space adequate for our current operations.
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
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “MLYS” since our IPO, which was completed at a price to the public of $16.00 per share. Prior to our IPO, there was no public market for our common stock.
Holders of Common Stock
As of March 5, 2026, we had approximately 5 stockholders of record. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.
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
Overview
We are a biopharmaceutical company focused on developing medicines to target diseases driven by dysregulated aldosterone. Our product candidate, lorundrostat, is a proprietary, orally administered, highly selective ASI that we are developing for the treatment of cardiorenal conditions affected by dysregulated aldosterone, including hypertension and related comorbidities such as CKD and OSA.

In the United States, there are approximately 120 million patients with sustained elevated BP, or hypertension. Approximately 60 million patients are treated and over 30 million do not achieve their BP goal, with approximately 20 million having systolic BP levels greater than 140 mmHg. Patients with hypertension that persists despite taking two or more medications have 1.8 and 2.5 times greater mortality risk due to either cardiovascular disease or stroke, respectively. Dysregulated aldosterone levels are a key factor in uHTN or rHTN in approximately 30% of patients.
We submitted our NDA to the FDA in December 2025 for lorundrostat for the treatment of hypertension in combination with other antihypertensive drugs. The FDA accepted the NDA submission and provided us with a PDUFA target action date of December 22, 2026.
Clinical Program Highlights
Ahead of the NDA submission in December 2025, we completed five successful clinical trials of lorundrostat supporting the efficacy and safety profile while also validating aldosterone as an integral therapeutic target in uHTN or rHTN. This includes two pivotal, registrational trials, the Phase 3 Launch-HTN trial and Phase 2 Advance-HTN trial, which support the robust, durable, and clinically meaningful reductions in systolic BP by lorundrostat. Lorundrostat was well tolerated in both trials with a favorable safety profile. Based on the positive results from our pivotal program, we submitted an NDA in December 2025 for lorundrostat for the treatment of hypertension in combination with other antihypertensive drugs. We believe, based on available clinical data, that our product candidate holds promise to be an innovative solution for the rapidly growing unmet need in multiple cardiorenal metabolic disorders.
The image below summarizes the status of recently completed and ongoing clinical trials:
We believe the Launch-HTN and Advance-HTN trial results demonstrate the opportunity for lorundrostat in third-line or later treatment of patients with hypertension. Detailed results of these trials are set forth in the “Business” section of this Annual Report. Our pivotal program was highlighted in several publications in 2025:
•The Launch-HTN trial results were presented in a late-breaking presentation at the 2025 European Society of Hypertension Meeting on Hypertension and Cardiovascular Protection in May 2025 and published in the June 30, 2025 issue of the Journal of the American Medical Association (JAMA, DOI:10.1001/jama.9413).
•The Launch-HTN clinical trial and results were featured in JAMA’s inaugural “Research of the Year Roundup,” a curated collection of the most impactful studies published between October 2024 and September 2025, including recognition of Launch-HTN as one of the top-nine manuscripts by the editors of JAMA.

•The Advance-HTN trial results were presented in a late-breaking presentation at the American College of Cardiology’s Annual Scientific Session & Expo (ACC.25) held in March 2025 and published in the April 23, 2025 issue of the New England Journal of Medicine (NEJM, DOI: 10.1056/NEJMoa2501440).
•The Explore-CKD clinical trial results were presented at the American Society of Nephrology (ASN) Kidney Week 2025, featuring a late-breaking oral presentation of the Phase 2 Explore-CKD trial.
Transform-HTN is an open-label extension trial allowing participants to continue to receive lorundrostat and for us to obtain ongoing long-term efficacy and safety data. All participants in the pivotal hypertension program, including the Advance-HTN and Launch-HTN trials, as well as the Explore-CKD trial, were given the opportunity to participate in the extension trial.
Research to date has demonstrated the opportunities for lorundrostat as a solution for patients in the treatment of hypertension, including hypertensive patients with CKD and OSA. In June 2025, we announced positive topline data from our Phase 2 Explore-CKD trial evaluating the safety and efficacy of 25 mg of lorundrostat in addition to an SGLT2 inhibitor for the treatment of hypertension in participants with hypertension and comorbid CKD. The trial was highly statistically significant and was clinically meaningful in reducing UACR, a marker of kidney disease progression, as well as demonstrating a favorable safety and tolerability profile. Detailed results of this trial are set forth in the “Business” section of this Annual Report.
Lorundrostat has been developed to address dysregulated aldosterone, and we believe this mechanism may be applicable to other indications where dysregulated aldosterone biology plays a role. Most recently, we have begun to explore lorundrostat for patients with OSA and hypertension.
On March 9, 2026, we announced topline data from our exploratory Phase 2 Explore-OSA trial that evaluated the effect of lorundrostat in the treatment of overweight and obese participants with moderate-to-severe OSA and hypertension. After four weeks of treatment, lorundrostat 50 mg dosed in the evening did not demonstrate a clinically meaningful difference relative to placebo on the AHI, the primary endpoint. The trial demonstrated a clinically meaningful reduction in BP at week four, with an 11.1 mmHg (p < 0.0001) and a 1.0 mmHg (p = NS) BP reduction with lorundrostat and placebo, respectively, in the pre-planned parallel arm analysis of the first period. There was a 6.2 mmHg placebo-adjusted reduction (p < 0.0003) in BP in the crossover analysis.
Lorundrostat demonstrated a favorable safety profile and was well tolerated, with no serum potassium excursions above 5.5 mmol/L. Analysis is ongoing for other endpoints in the trial and may be reported in future publications or medical meetings. Detailed results of this trial are set forth in the “Business” section of this Annual Report.
Financial Overview
We commenced our operations in May 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our product candidate, lorundrostat, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, and providing other general and administrative support for our operations. As of December 31, 2025, we had cash, cash equivalents, and investments of $656.6 million. Since inception, we have raised aggregate gross proceeds of approximately $1.1 billion from the sale of common stock, convertible preferred stock, pre-funded warrants, and convertible notes. In September 2025, we sold 11,274,509 shares of common stock for net proceeds of approximately $269.6 million after deducting an underwriting discount of 6% and other offering expenses. In March 2025, we sold 14,907,406 shares of common stock for net proceeds of approximately $188.7 million after deducting an underwriting discount of 6% and other offering expenses. Beginning in April 2025 and through March 12, 2026, we have sold an aggregate of 4,634,548 ATM Shares (as defined below) for aggregate net proceeds of approximately $139.6 million after deducting commission to the Sales Agents and Prior Sales Agents (each as defined below) and other offering expenses. In February 2024, we sold 8,339,169 shares of common stock and, to certain purchasers, 549,755 pre-funded warrants to purchase common stock for aggregate net proceeds of approximately $116.1 million, net of offering expenses, in a private placement offering (the Private Placement).
We do not have any products approved for sale, have not generated any revenue, and have incurred net losses since our inception. Our operations to date have been limited to business planning, raising capital, in-licensing and developing lorundrostat, conducting clinical trials, research and development and other activities. Our net losses for the years ended December 31, 2025 and 2024 were $154.7 million and $177.8 million, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of $457.2 million and $302.5 million, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical development activities and other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and future clinical trials for lorundrostat, seek regulatory approval for lorundrostat and potentially any future product candidates we may develop, expand our clinical, regulatory, quality, manufacturing, and commercialization capabilities, obtain, maintain, protect and enforce our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.
Based on our current operating plan, we believe that our cash, cash equivalents, and investments will be sufficient to allow us to fund our operations for at least twelve months. We have never generated any revenue and do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for lorundrostat, if ever. Accordingly, until such time as we can generate significant revenue from sales of lorundrostat, if ever, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. For more information, see “Liquidity and Capital Resources.”
License Agreement with Tanabe
In July 2020, we entered into the Tanabe License with Tanabe, pursuant to which Tanabe granted us an exclusive, worldwide, royalty-bearing, sublicensable license under Tanabe’s patent and other intellectual property rights to exploit products incorporating Lorundrostat Products for the prevention, treatment, diagnosis, detection, monitoring, or predisposition testing with respect to indications, diseases, and conditions in humans. Pursuant to the Tanabe License, we paid Tanabe a $1.0 million upfront fee and development milestone payments of $9.0 million in the aggregate. We have remaining obligations to pay Tanabe commercial milestone payments of up to $155.0 million in the aggregate upon first commercial sale and upon meeting certain annual sales targets, as well as additional commercial milestone payments of up to $10.0 million for a second indication. Additionally, we are obligated to pay Tanabe tiered royalties at percentages ranging from the mid-single digits to ten percent (10%) of aggregate net sales of each Lorundrostat Product on a Lorundrostat Product-by-Lorundrostat Product and country-by-country basis, until the later of (i) the expiration of the last-to-expire valid Tanabe patent claim covering a Lorundrostat Product, (ii) ten years from the first commercial sale of a Lorundrostat Product, or (iii) the expiration of regulatory exclusivity in such country. Such royalties are subject to reduction under specified conditions, including lack of patent coverage and generic competition. We have no remaining development milestone obligations under the Tanabe License and did not incur any development or commercial expenses pursuant to the Tanabe License during the years ended December 31, 2025 and 2024.
We are obligated to use commercially reasonable efforts to conduct and complete the development activities and to file for regulatory approval for at least one Lorundrostat Product in a major market country and consider in good faith developing at least one Lorundrostat Product in a non-major market country. If we elect to sublicense our rights under the Tanabe License to a third party with respect to exploitation of lorundrostat or any Lorundrostat Product in certain countries in Asia, we have agreed to negotiate such a sublicense first, for a specified period of time, with Tanabe, if Tanabe notifies us that it would like to obtain such a sublicense. We also agreed not to commercialize any competing product prior to three years following the first commercial sale of the first Lorundrostat Product in any country without Tanabe’s prior consent.
Public Offerings
On September 2, 2025, we entered into an underwriting agreement with BofA Securities, Inc., Evercore Group L.L.C. and Goldman Sachs & Co. LLC as representatives of the several underwriters named therein (collectively, the Underwriters), relating to the issuance and sale of 11,274,509 shares of our common stock at a price of $25.50 per share for net proceeds of approximately $269.6 million after deducting an underwriting discount of 6% and other offering expenses. The offering was made pursuant to our registration statements on Form S-3 and Form S-3MEF (Registration Statement Nos. 333-278122 and 333-289998, respectively) previously filed with and declared effective by the SEC, and a prospectus supplement and accompanying prospectus filed with the SEC. We are using the net proceeds from this offering to fund clinical development of lorundrostat, including research and development and manufacturing, and pre-commercialization activities, as well as for working capital and general corporate purposes.
On March 11, 2025, we entered into an underwriting agreement with the Underwriters, relating to the issuance and sale of 14,907,406 shares of our common stock at a price of $13.50 per share for net proceeds of approximately $188.7 million after deducting an underwriting discount of 6% and other offering expenses. The offering was made pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-278122) previously filed with and declared effective by the SEC (the Registration Statement), and a prospectus supplement and accompanying prospectus filed with the SEC. We are using the net proceeds from this offering to fund the clinical development of lorundrostat, including research and development, manufacturing, and pre-commercialization activities, as well as for working capital and general corporate purposes.
At Market Equity Offering Sales Agreements
On November 10, 2025, we entered into an ATM Equity Offering Sales Agreement (the New ATM Agreement) with BofA Securities, Inc., Evercore Group L.L.C., and Goldman Sachs & Co. LLC (each, a Sales Agent, and collectively, the Sales Agents), relating to the sale of shares of our common stock, having an aggregate offering price of up to $300.0 million from time to time to or through the Sales Agents (New ATM Shares). The New ATM Shares will be issued pursuant to a registration statement on Form S-3ASR (File No. 333-291435), effective on November 10, 2025. Sales of the New ATM Shares will be made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or as otherwise agreed by us and the Sales Agents. Under the terms of the New ATM Agreement, we may also sell the New ATM Shares from time to time to a Sales Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the New ATM Shares to a Sales Agent as principal would be pursuant to the terms of a separate terms agreement between us and such Sales Agent.
On March 21, 2024, we entered into an ATM Equity Offering Sales Agreement (the Prior ATM Agreement, and together with the New ATM Agreement, the ATM Agreements) with BofA Securities, Inc. and Evercore Group L.L.C. (the Prior Sales Agents). Pursuant to the terms of the Prior ATM Agreement, we were permitted to sell from time to time through the Prior Sales Agents shares of our common stock having an aggregate offering price of up to $100.0 million (the Prior ATM Shares, and together with the New ATM Shares, the ATM Shares) pursuant to which we sold approximately $27.4 million of Prior ATM Shares. Effective November 9, 2025, the Prior ATM Agreement was terminated in connection with the execution of the New ATM Agreement.

Beginning in April 2025 and through December 31, 2025, we sold an aggregate of 4,066,228 ATM Shares at a weighted-average price of $29.49 per share for aggregate net proceeds of approximately $119.4 million after deducting commissions to the Agents and other offering expenses. As of December 31, 2025, we had approximately $207.5 million of New ATM Shares remaining available for sale pursuant to the New ATM Agreement. Subsequent to December 31, 2025 and through March 12, 2026, we sold an aggregate of 568,320 New ATM Shares, at a weighted-average price of $35.66 per share, for aggregate net proceeds of approximately $20.2 million after deducting commissions to the Sales Agents and other related costs.
Private Placement Offering
On February 7, 2024, we entered into a securities purchase agreement (the Purchase Agreement) with the purchasers named therein (the Purchasers), for the Private Placement of (i) 8,339,169 shares (the Shares) of our common stock at a price of $13.50 per Share, and (ii) with respect to certain Purchasers, pre-funded warrants to purchase an aggregate of 549,755 shares of common stock (the Pre-Funded Warrants) in lieu of shares of common stock, at a purchase price of $13.499 per Pre-Funded Warrant (the shares of common stock issuable upon exercise of the Pre-Funded Warrants, the Warrant Shares) for aggregate net proceeds of approximately $116.1 million after deducting offering expenses. Each Pre-Funded Warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance, and will not expire. We are using the net proceeds from the Private Placement to fund the research and development of lorundrostat and for working capital and general corporate purposes.
We registered the resale of the Shares and the Warrant Shares on a registration statement on Form S-3 (Registration Statement No. 333-278122). Pursuant to the Purchase Agreement, we agreed to use our reasonable best efforts to keep such registration statement effective until the earliest of (i) the time as all of the Shares and Warrant Shares purchased by the Purchasers pursuant to the terms of the Purchase Agreement have been sold pursuant to such registration statement, or (ii) such time as the Shares and Warrant Shares become eligible for resale by non-affiliates without any volume limitations or other restrictions pursuant to Rule 144 under the Securities Act or any other rule of similar effect.
Key Components of Results of Operations
Operating Expenses
Research and Development
Research and development expenses consist primarily of external and internal costs related to the development of lorundrostat. Research and development expenses are recognized as incurred, and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods are received or the services are performed.
Research and development expenses include:
•salaries, bonuses, employee benefits, and stock-based compensation charges for those individuals involved in research and development efforts;
•external research and development expenses incurred under agreements with CROs and consultants to conduct and support our clinical trials of lorundrostat;
•costs related to manufacturing lorundrostat for our clinical trials; and
•costs related to advancing our commercial readiness activities in preparation for a potential launch of lorundrostat for patients with hypertension, if approved by the FDA.
Our research and development expenses are primarily driven by the timing and phase of our clinical trials, including the initiation and completion of studies, the number of trials in progress, and the size and complexity of each trial. We expect certain research and development expenses related to our clinical trial activities to decline in the upcoming periods as certain trials have been completed relative to prior periods. We cannot determine with certainty the timing of initiation, the duration, or the completion costs of current or future clinical trials and preclinical studies of lorundrostat or any future product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast whether lorundrostat or any future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses, including employee salaries, bonuses, benefits, and stock-based compensation charges, for personnel in executive and administrative functions. Other significant general and administrative expenses include legal fees relating to intellectual property and corporate matters, professional fees for accounting, tax and consulting services, and insurance costs. We expect our general and administrative expenses to increase for the foreseeable future to support our research and development activities, manufacturing activities, commercial readiness, and the increased costs associated with operating as a public company. These increased costs will likely include increased expenses related to the hiring of additional personnel, audit, legal, regulatory, and tax-related services associated with maintaining compliance with the exchange listing and the SEC requirements and requirements of the Sarbanes-Oxley Act of 2002, director and officer insurance costs, investor and public relations costs, business development, commercial expenses, and medical affairs.

Other Income, Net
Interest Income, Net
Interest income reported in each period is associated with our investments in money market funds and U.S. treasuries, net of fees, or other related expenses.
Comparison of the Years Ended December 31, 2025 and 2024

	Year Ended,
	December 31,
	2025	2024	Change
	(in thousands)
Research and development expenses	$(132,009)	$(168,581)	$36,572
General and administrative expenses	(38,595)	(23,822)	(14,773)
Total other income, net	15,953	14,593	1,360
Net loss	$(154,651)	$(177,810)	$23,159
Research and Development Expenses
Research and development expenses decreased by $36.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. This decrease was primarily driven by a $49.3 million reduction in preclinical and clinical costs, largely attributable to the conclusion of the lorundrostat pivotal program in the second quarter of 2025. The decrease was partially offset by increases of $9.9 million in compensation expense resulting from headcount growth, higher salaries and accrued bonuses, and increased stock-based compensation, as well as $3.0 million in clinical supply, manufacturing, and regulatory costs.
General and Administrative Expenses
General and administrative expenses increased by $14.8 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily attributable to $8.9 million in higher compensation expense, driven by headcount growth, higher salaries and accrued bonuses, and increased stock-based compensation. The increase was further attributable to $5.3 million in higher professional fees and $0.6 million in other general and administrative expenses.
Total Other Income, Net
Total other income, net increased by $1.4 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, which was primarily attributable to higher interest earned on investments in money market funds and U.S. treasuries, resulting from higher average cash balances invested during the year ended December 31, 2025.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and have negative cash flows from operations for the foreseeable future as we continue the development of, seek regulatory approval for, and potentially commercialize lorundrostat, seek to identify, assess, acquire, and in-license intellectual property related to or develop additional product candidates and operate as a public company. Since inception, we have raised aggregate gross proceeds of approximately $1.1 billion from the sale of common stock, convertible preferred stock, pre-funded warrants, and convertible notes. As of December 31, 2025, we had cash, cash equivalents, and investments of $656.6 million. In September 2025, we sold 11,274,509 shares of common stock for net proceeds of approximately $269.6 million after deducting an underwriting discount of 6% and other offering expenses. In March 2025, we sold 14,907,406 shares of common stock for net proceeds of approximately $188.7 million after deducting an underwriting discount of 6% and other offering expenses. Beginning in April 2025 and through March 12, 2026, we sold an aggregate of 4,634,548 ATM Shares for aggregate net proceeds of approximately $139.6 million after deducting commission to the Agents and other offering expenses. In February 2024, we sold 8,339,169 Shares and, to certain Purchasers, 549,755 Pre-Funded Warrants for aggregate net proceeds of approximately $116.1 million in the Private Placement.
Our primary uses of cash to date have been to fund our research and development and other activities, including with respect to lorundrostat, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.
Funding Requirements
Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of December 31, 2025 will be sufficient to allow us to fund our operations for at least twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
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
•the costs, timing, and outcome of regulatory approval of lorundrostat or any future product candidates;
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

•the timing and amount of the milestone, royalty, or other payments we must make to Tanabe, from whom we have in-licensed lorundrostat, or any future licensors;
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
•any delays and cost increases that may result from any pandemic or other healthcare emergency; and
•the other risks and uncertainties described under the heading “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from factors that include but are not limited to, geopolitical conflict in and around Ukraine, Israel, Venezuela, and other areas of the world, inflation, changes in international trade policies and tariffs, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. If we raise additional funds through future collaborations, licenses, or other similar arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, product candidates, research programs, intellectual property or proprietary technology, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves, or on less favorable terms than we would otherwise choose.

Cash Flows
Comparison of the Years Ended December 31, 2025 and 2024
Since our inception, we have primarily used our available cash to fund expenditures related to the in-license and development of lorundrostat. The following table sets forth a summary of cash flows for the years presented (in thousands):

	Year Ended
	December 31,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(142,416)	$(166,314)	$23,898
Investing activities	(389,753)	114,959	(504,712)
Financing activities	590,999	116,142	474,857
Net	$58,830	$64,787	$(5,957)
Operating Activities
Net cash used in operating activities was $142.4 million during the year ended December 31, 2025, compared to $166.3 million during the year ended December 31, 2024, resulting in a decrease that was primarily attributable to a decrease in cash used to support our operating activities, including but not limited to, the development of lorundrostat and related clinical trial expenses, personnel and compensation expense, legal and professional fees to support our operations, and general working capital requirements. The $23.9 million decrease in cash used consisted of the net effect of a decrease in net loss, adjusted for non-cash expenses, of approximately $30.7 million and changes in working capital of $6.8 million.
Investing Activities
Net cash used in investing activities was $389.8 million for the year ended December 31, 2025, compared to net cash provided by investing activities of $115.0 million for the year ended December 31, 2024. Net cash (used in) provided by investing activities during the years ended December 31, 2025 and 2024 was primarily driven by the timing and volume of purchases and maturities of marketable securities in each year. During the year ended December 31, 2025, there was a $441.3 million increase in purchases of marketable securities and a $63.5 million decrease in maturities of previously purchased marketable securities, compared to the year ended December 31, 2024.
Financing Activities
Net cash provided by financing activities of $591.0 million during the year ended December 31, 2025, increased compared to $116.1 million during the year ended December 31, 2024. During the year ended December 31, 2025, we received net proceeds of $269.9 million from the sale of common stock in our September 2025 public offering, $188.9 million from the sale of common stock in our March 2025 public offering, and $119.6 million from the sale of ATM Shares, and during the year ended December 31, 2024, we received net proceeds of $116.1 million from the sale of Shares and Pre-Funded Warrants in the Private Placement. Additionally, during the year ended December 31, 2025, we received increased proceeds of $12.5 million from stock option exercises as compared to the year ended December 31, 2024.
Contractual Obligations and Commitments
Under the Tanabe License, we have milestone payment obligations that are contingent upon the achievement of specified levels of product sales and are required to make certain royalty payments in connection with the sale of products developed under the agreement. We are currently unable to estimate the timing or likelihood of achieving other future milestones or making future product sales. See above and Note 4.

“Commitments and Contingencies” to our financial statements included elsewhere in this Annual Report for additional information regarding the Tanabe License.
We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services, and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts.
Critical Accounting Estimates
We have prepared the financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its critical estimates. We base our estimates on our historical experience and on assumptions that we believe are reasonable; however, actual results may differ materially from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2. “Summary of Significant Accounting Policies” to our financial statements included elsewhere in this Annual Report, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.
Prepaid and Accrued Research and Development Expenses
As part of the process of preparing our financial statements, we are required to estimate our prepaid and accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers provide us with invoices monthly in arrears for services performed. We make estimates of our prepaid and accrued research and development expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at the time. We confirm the accuracy of estimates with the service providers and make adjustments if necessary. Examples of estimated prepaid and accrued research and development expenses include expenses for:
•CROs in connection with clinical trials;
•investigative sites in connection with clinical trials;
•vendors in connection with preclinical development activities; and
•vendors related to product manufacturing, development, and distribution of clinical materials.
Prepaid and expense accruals related to clinical trials are based on our estimates of services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the enrollment of participants and the completion of clinical trial milestones. In accruing costs, we estimate the period over which services will be performed and the level of effort to be expended in each period based on participant enrollment, clinical site activations, or information provided to us by our vendors on their actual costs incurred. Any estimates of the level of services performed or the costs of these services could differ from actual results.
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
We estimate the fair value of option grants using the Black-Scholes option pricing model. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 2. “Summary of Significant Accounting Policies” of the notes to our financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during 2025 and 2024.
JOBS Act and Smaller Reporting Company Status
As an emerging growth company under the JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, our financial statements may not be comparable to those of companies that comply with public company effective dates. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of December 31, 2025, our cash equivalents and investments consisted of money market funds and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our short-term cash equivalents and investments is subject to change as a result of potential changes in market interest rates. Due to the nature of our cash equivalents and investments, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the years presented.
Foreign Currency Exchange Risk
We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States, and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. To date, these fluctuations have not been significant, and we have not had a formal hedging program with respect to foreign currency. We believe an immediate hypothetical 10% change in exchange rates would not have had a material effect on our results of operations during the years presented.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Mineralys Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Mineralys Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Denver, Colorado
March 12, 2026

Mineralys Therapeutics, Inc.
Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$172,921	$114,091
Investments	483,714	84,096
Prepaid and other current assets	4,751	7,164
Total current assets	661,386	205,351
Property and equipment, net	38	53
Other assets	382	499
Total assets	$661,806	$205,903

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,017	$479
Accrued liabilities	13,096	14,167
Total current liabilities	15,113	14,646
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2025 and 2024; 81,536,557 and 49,821,915 shares issued and outstanding as of December 31, 2025 and 2024, respectively	8	5
Additional paid-in capital	1,103,854	493,770
Accumulated deficit	(457,169)	(302,518)
Total stockholders’ equity	646,693	191,257
Total liabilities and stockholders’ equity	$661,806	$205,903
The accompanying notes are an integral part of these financial statements.

Mineralys Therapeutics, Inc.
Statements of Operations
(in thousands, except share and per share data)

	Year Ended
	December 31,
	2025	2024
Operating expenses:
Research and development	$132,009	$168,581
General and administrative	38,595	23,822
Total operating expenses	170,604	192,403
Loss from operations	(170,604)	(192,403)
Interest income, net	15,953	14,588
Other income	—	5
Total other income, net	15,953	14,593
Net loss	$(154,651)	$(177,810)
Net loss per share attributable to common stockholders, basic and diluted	$(2.29)	$(3.66)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	67,656,355	48,539,795
The accompanying notes are an integral part of these financial statements.

Mineralys Therapeutics, Inc.
Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	41,133,916	$4	$365,858	$(124,708)	$241,154
Issuance of common stock and pre-funded warrants in a private placement offering, net of offering costs of $3,941	8,339,169	1	116,058	—	116,059
Issuance of common stock from stock option exercises	321,942	—	297	—	297
Issuance of common stock for cash under employee stock purchase plan	26,888	—	221	—	221
Stock-based compensation	—	—	11,336	—	11,336
Net loss	—	—	—	(177,810)	(177,810)
Balance as of December 31, 2024	49,821,915	5	493,770	(302,518)	191,257
Issuance of common stock pursuant to public offering, net of offering costs of $12,509	14,907,406	1	188,740	—	188,741
Issuance of common stock pursuant to public offering, net of offering costs of $17,932	11,274,509	2	269,566	—	269,568
Issuance of common stock pursuant to ATM Agreements, net of issuance costs of $473	4,066,228	—	119,425	—	119,425
Issuance of common stock from stock option exercises	1,444,277	—	12,786	—	12,786
Issuance of common stock for cash under employee stock purchase plan	22,222	—	243	—	243
Stock-based compensation	—	—	19,324	—	19,324
Net loss	—	—	—	(154,651)	(154,651)
Balance as of December 31, 2025	81,536,557	$8	$1,103,854	$(457,169)	$646,693
The accompanying notes are an integral part of these financial statements.

Mineralys Therapeutics, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(154,651)	$(177,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on held-to-maturity securities	(9,879)	(9,405)
Stock-based compensation	19,324	11,336
Depreciation and amortization	59	43
Changes in operating assets and liabilities:
Accrued interest receivable	(166)	424
Prepaid, other current assets, and other assets	2,470	4,935
Accounts payable and accrued liabilities	427	4,163
Net cash used in operating activities	(142,416)	(166,314)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(814,738)	(373,445)
Maturities of marketable securities	425,000	488,500
Purchases of property and equipment	(15)	(96)
Net cash provided by (used in) investing activities	(389,753)	114,959

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in September 2025 public offering, net of offering costs	269,883	—
Proceeds from issuance of common stock in March 2025 public offering, net of offering costs	188,880	—
Proceeds from issuance of common stock pursuant to ATM Agreements, net of issuance costs	119,598	—
Proceeds from stock option exercises	12,786	297
Proceeds from issuance of common stock for cash under employee stock purchase plan	243	221
Payment of shelf offering costs	(391)	(435)
Proceeds from issuance of common stock and pre-funded warrants in a private placement offering, net of offering costs	—	116,059
Net cash provided by financing activities	590,999	116,142

Net increase in cash and cash equivalents	58,830	64,787
Cash and cash equivalents - beginning	114,091	49,304
Cash and cash equivalents - ending(1)	$172,921	$114,091

Supplemental Disclosure of Non-Cash Financing Activities:
Offering costs included in accounts payable and accrued liabilities	$41	$—
(1)Cash and cash equivalents as of December 31, 2025 exclude investments of $483.7 million. Cash, cash equivalents, and investments amounted to $656.6 million as of December 31, 2025.
The accompanying notes are an integral part of these financial statements.

Mineralys Therapeutics, Inc.
Notes to Financial Statements

Note 1. Nature of Business
Mineralys Therapeutics, Inc. (the Company) is a biopharmaceutical company focused on developing medicines to target diseases driven by dysregulated aldosterone. The Company’s product candidate, lorundrostat, is a proprietary, orally administered, aldosterone synthase inhibitor that the Company is developing for the treatment of cardiorenal conditions affected by dysregulated aldosterone, including hypertension and related comorbidities, such as chronic kidney disease and obstructive sleep apnea. During 2025, the Company completed two pivotal clinical trials related to its primary drug candidate for hypertension and completed two Phase 2 clinical trials of lorundrostat in hypertensive patients with chronic kidney disease and obstructive sleep apnea. The Company submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) in December 2025 for lorundrostat for the treatment of hypertension in combination with other antihypertensive drugs. The FDA accepted the NDA submission and provided the Company with a Prescription Drug User Fee Act target action date of December 22, 2026. The Company was incorporated as a Delaware corporation in May 2019, and it is headquartered in Radnor, Pennsylvania. The Company’s operations to date have been limited to business planning, raising capital, in-licensing, conducting preclinical and clinical trials, and other research and development.
Liquidity and Capital Resources
Since its inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. As of December 31, 2025, the Company had an accumulated deficit of $457.2 million and cash, cash equivalents, and investments of $656.6 million. For the year ended December 31, 2025, the Company had a net loss of $154.7 million and net cash used in operating activities of $142.4 million.
Since inception, the Company has funded its operations by raising aggregate gross proceeds of approximately $1.1 billion from the sale of the Company’s common stock, convertible preferred stock, pre-funded warrants, and convertible notes. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company expects to continue to incur substantial losses in the foreseeable future as a result of the Company’s research and development and other activities. Additional funding will be required in the future to continue with the Company’s planned research and development and other activities. The Company expects to finance its operations through equity offerings, debt financings, and other capital sources, including potential strategic collaborations, licensing, and other similar arrangements. The Company believes that its cash, cash equivalents, and investments as of December 31, 2025 will be sufficient to allow the Company to fund operations for at least twelve months from the issuance date of these financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), which include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the years presented.
Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASUs) of the Financial Accounting Standards Board (FASB). The Company’s management performed an evaluation of its activities through the date of filing of these financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.

Mineralys Therapeutics, Inc.
Notes to Financial Statements

Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (JOBS Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the last day of the fiscal year following the fifth anniversary of its initial public offering or such earlier time as the Company is no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, its financial statements may not be comparable to those of companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of its initial public offering or such earlier time that it is no longer an “emerging growth company.”
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
Cash and Cash Equivalents
All highly liquid investments that have maturities of 90 days or less at the date of purchase are classified as cash equivalents. The Company’s cash and cash equivalents balances as of December 31, 2025 and 2024 include cash balances and amounts held primarily in interest-bearing money market accounts and U.S. Treasury bills. As of December 31, 2025 and 2024, the Company did not have any restricted cash balances. The following table provides a reconciliation of cash and cash equivalents as reported in the statements of cash flows to the balance sheets (in thousands):

	December 31,
	2025	2024
Cash	$1,030	$664
Cash equivalents	171,891	113,427
Total cash and cash equivalents	$172,921	$114,091

Mineralys Therapeutics, Inc.
Notes to Financial Statements

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
Investments
The Company generally invests its excess cash in money market funds and investment-grade short- and long-term fixed-income debt securities, such as U.S. Treasury bills. Such investments are included in cash and cash equivalents and investments in the balance sheets.
The Company determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost, adjusted for the accretion of discounts using the interest method.
The Company invested in marketable securities during the years ended December 31, 2025 and 2024, and no impairment charges were recorded. For held-to-maturity investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is

Mineralys Therapeutics, Inc.
Notes to Financial Statements

other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized within total other income, net in the Company’s statements of operations, and a new cost basis in the investment will be established.
Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statements of operations. Deferred offering costs as of December 31, 2025 and 2024 were $0.2 million and $0.4 million, respectively. Such costs are classified in other assets on the balance sheets.
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

Mineralys Therapeutics, Inc.
Notes to Financial Statements

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
Defined Contribution Plan
The Company sponsors a qualified defined contribution 401(k) plan for eligible employees. Employees may contribute a portion of their compensation, subject to statutory limitations. The Company provides a matching contribution of up to 4% of eligible compensation. For the years ended December 31, 2025 and 2024, the Company recognized expense related to the defined contribution 401(k) plan of $0.6 million and $0.4 million, respectively.
Net Loss Per Share
The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential common stock equivalents outstanding for the year, determined using the treasury stock method. For purposes of this calculation, unvested restricted stock awards and stock options to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive. The weighted-average number of common shares used in the basic and diluted net loss per share attributable to common stockholders calculations includes the weighted-average pre-funded warrants outstanding during the period, as they are exercisable at any time for nominal cash consideration. The following table sets forth the potential common shares excluded from the calculation of net loss per share attributable to common stockholders because their inclusion would be anti-dilutive:

	Year Ended
	December 31,
	2025	2024
Outstanding options	6,577,499	4,560,292
Unvested restricted stock awards	125,793	370,106
Total	6,703,292	4,930,398
Income Taxes
Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (ASC 740), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial

Mineralys Therapeutics, Inc.
Notes to Financial Statements

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all of the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based on the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2025 and 2024, the Company does not have any significant uncertain tax positions. If the Company were to incur interest and penalties on uncertain tax positions, it would classify them as income tax expense.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The Company adopted this new accounting standard in the year ended 2025 and applied it prospectively as disclosed in Note 8. “Income Taxes.” The adoption did not have an impact on the Company’s financial statements, as the amendments relate solely to expanded disclosures and do not affect the recognition, measurement, or presentation of income taxes. The Company has updated its income tax disclosures in accordance with the new requirements beginning in the period of adoption.
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

Mineralys Therapeutics, Inc.
Notes to Financial Statements

Note 3. Fair Value of Financial Instruments
The following table presents financial instruments measured at fair value on a recurring basis based on the fair value hierarchy as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
	Level 1
Assets
Cash equivalents
Money market funds	$161,943	$83,602
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
U.S. Treasury Bills—As of December 31, 2025 and 2024, the Company had short-term U.S. Treasury bills. Fair values of these securities are determined by Level 2 inputs utilizing quoted prices (unadjusted) in active markets for similar assets. The following table presents information about the Company’s investments in held-to-maturity U.S. Treasury bills as of each reported date (in thousands):

		As of December 31, 2025
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Cash and cash equivalents	less than 3 months	$9,948	$9,948
Investments	between 3 and 12 months	483,714	483,891
Total		$493,662	$493,839

		As of December 31, 2024
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Cash and cash equivalents	less than 3 months	$29,825	$29,829
Investments	between 3 and 12 months	84,096	84,123
Total		$113,921	$113,952
Note 4. Commitments and Contingencies
License Agreement with Tanabe
In July 2020, the Company entered into a license agreement (the Tanabe License) with Tanabe Pharma Corporation (Tanabe)(formerly Mitsubishi Tanabe Pharma Corporation), pursuant to which Tanabe granted the Company an exclusive, worldwide, royalty-bearing, sublicensable license under Tanabe’s patent and other intellectual property rights to exploit products incorporating lorundrostat (formerly MT-4129) (Lorundrostat Products) for the prevention, treatment, diagnosis, detection, monitoring, or predisposition testing with respect to indications, diseases, and conditions in humans. Pursuant to the Tanabe License, the Company paid Tanabe a $1.0 million upfront fee and development milestone payments of $9.0 million in the aggregate. The Company

Mineralys Therapeutics, Inc.
Notes to Financial Statements

has remaining obligations to pay Tanabe commercial milestone payments of up to $155.0 million in the aggregate upon first commercial sale and upon meeting certain annual sales targets, as well as additional commercial milestone payments of up to $10.0 million for a second indication. Additionally, the Company is obligated to pay Tanabe tiered royalties at percentages ranging from the mid-single-digits to ten percent (10%) of aggregate net sales of each Lorundrostat Product on a Lorundrostat Product-by-Lorundrostat Product and country-by-country basis, until the later of (i) the expiration of the last-to-expire valid Tanabe patent claim covering a Lorundrostat Product, (ii) ten years from the first commercial sale of a Lorundrostat Product, or (iii) the expiration of regulatory exclusivity in such country. Such royalties are subject to reduction under specified conditions, including lack of patent coverage and generic competition.
The Company has no remaining development milestone obligations under the Tanabe License and did not incur any development or commercial expenses pursuant to the Tanabe License during the years ended December 31, 2025 and 2024.
The Company is obligated to use commercially reasonable efforts to conduct and complete the development activities and to file for regulatory approval for at least one Lorundrostat Product in a major market country and consider in good faith developing at least one Lorundrostat Product in a non-major market country. If the Company elects to sublicense its rights under the Tanabe License to a third party with respect to exploitation of lorundrostat or any Lorundrostat Product in certain countries in Asia, the Company has agreed to negotiate such a sublicense first, for a specified period of time, with Tanabe, if Tanabe notifies the Company that it would like to obtain such a sublicense. The Company also agreed not to commercialize any competing product prior to three years following the first commercial sale of the first Lorundrostat Product in any country without Tanabe’s prior consent.
Unless terminated earlier, the Tanabe License will continue until the expiration of all of the Company’s royalty obligations to Tanabe. The Company may terminate the Tanabe License for any or no reason upon 90 or 180 days’ prior written notice to Tanabe, depending on whether the Lorundrostat Product has received regulatory approval. Tanabe may terminate the Tanabe License if the Company or its affiliates or sublicensees initiate a challenge to the patent rights licensed to the Company by Tanabe. In addition, either party may terminate the Tanabe License in the event of an uncured material breach by or bankruptcy of the other party, subject to certain notice and cure periods, or upon the other party’s bankruptcy or insolvency.
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2025 and 2024, and no material legal proceedings are currently pending or threatened.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers of the Company and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any material liabilities related to such obligations in its financial statements as of December 31, 2025 and 2024.

Mineralys Therapeutics, Inc.
Notes to Financial Statements

Note 5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Compensation and benefits	$5,540	$3,582
Research and development expenses	3,460	8,614
Professional fees and other	4,096	1,971
Total	$13,096	$14,167
Note 6. Capital Stock
As of December 31, 2025, the Company had reserved authorized shares of common stock for future issuance as follows:

Common stock options outstanding	6,577,499
Shares available for grant under the 2023 Plan	1,187,422
Shares available for grant under the ESPP	1,251,719
Shares available for grant under the 2025 Inducement Plan	854,000
Pre-funded warrants issued and outstanding	549,755
Total	10,420,395
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
Public Offerings
On September 2, 2025, the Company entered into an underwriting agreement with BofA Securities, Inc., Evercore Group L.L.C. and Goldman Sachs & Co. LLC as representatives of the several underwriters named therein (collectively, the Underwriters), relating to the issuance and sale of 11,274,509 shares of the Company’s common stock at a price of $25.50 per share for net proceeds of approximately $269.6 million after deducting an underwriting discount of 6% and other offering expenses. The offering was made pursuant to the Company’s registration statements on Form S-3 and Form S-3MEF (Registration Statement Nos. 333-278122 and 333-289998, respectively) previously filed with and declared effective by the SEC, and a prospectus supplement and accompanying prospectus filed with the SEC. The Company is using the net proceeds from this offering to fund clinical development of lorundrostat, including research and development and manufacturing, and pre-commercialization activities, as well as for working capital and general corporate purposes.
On March 11, 2025, the Company entered into an underwriting agreement with the Underwriters, relating to the issuance and sale of 14,907,406 shares of the Company’s common stock at a price of $13.50 per share for net proceeds of approximately $188.7 million after deducting an underwriting discount of 6% and other offering expenses. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-278122) previously filed with and declared effective by the SEC (the Registration Statement), and a prospectus supplement and accompanying prospectus filed with the SEC. The Company is using the net proceeds from this offering to fund the clinical development of lorundrostat, including research and development, manufacturing, and pre-commercialization activities, as well as for working capital and general corporate purposes.

Mineralys Therapeutics, Inc.
Notes to Financial Statements

At Market Equity Offering Sales Agreements
On November 10, 2025, the Company entered into an ATM Equity Offering Sales Agreement (the New ATM Agreement) with BofA Securities, Inc., Evercore Group L.L.C., and Goldman Sachs & Co. LLC (each, a Sales Agent, and collectively, the Sales Agents), relating to the sale of shares of the Company’s common stock, having an aggregate offering price of up to $300.0 million from time to time to or through the Sales Agents (New ATM Shares). The New ATM Shares will be issued pursuant to the Company’s registration statement on Form S-3ASR (File No. 333-291435), effective on November 10, 2025. Sales of the New ATM Shares will be made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or as otherwise agreed by the Company and the Sales Agents. Under the terms of the New ATM Agreement, the Company may also sell the New ATM Shares from time to time to a Sales Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the New ATM Shares to a Sales Agent as principal would be pursuant to the terms of a separate terms agreement between the Company and such Sales Agent.
On March 21, 2024, the Company entered into an ATM Equity Offering Sales Agreement (the Prior ATM Agreement, and together with the New ATM Agreement, the ATM Agreements) with BofA Securities, Inc. and Evercore Group L.L.C. (the Prior Sales Agents). Pursuant to the terms of the Prior ATM Agreement, the Company was permitted to sell from time to time through the Prior Sales Agents shares of the Company’s common stock having an aggregate offering price of up to $100.0 million (the Prior ATM Shares, and together with the New ATM Shares, the ATM Shares), pursuant to which the Company sold approximately $27.4 million of Prior ATM Shares. Effective November 9, 2025, the Prior ATM Agreement was terminated in connection with the execution of the New ATM Agreement.
Beginning in April 2025 and through December 31, 2025, the Company sold an aggregate of 4,066,228 ATM Shares at a weighted-average price of $29.49 per share for aggregate net proceeds of approximately $119.4 million after deducting commissions to the Agents and other offering expenses. As of December 31, 2025, the Company had approximately $207.5 million of New ATM Shares remaining available for sale pursuant to the New ATM Agreement. Subsequent to December 31, 2025 and through March 12, 2026, the Company sold an aggregate of 568,320 New ATM Shares, at a weighted-average price of $35.66 per share, for aggregate net proceeds of approximately $20.2 million after deducting commissions to the Sales Agents and other related costs.
Private Placement Offering
On February 7, 2024, the Company entered into a securities purchase agreement (the Purchase Agreement) with the purchasers named therein (the Purchasers), for the private placement (the Private Placement) of (i) 8,339,169 shares (the Shares) of the Company’s common stock at a price of $13.50 per Share, and (ii) with respect to certain Purchasers, pre-funded warrants to purchase an aggregate of 549,755 shares of common stock (the Pre-Funded Warrants) in lieu of shares of common stock, at a purchase price of $13.499 per Pre-Funded Warrant (the shares of common stock issuable upon exercise of the Pre-Funded Warrants, the Warrant Shares) for aggregate net proceeds of approximately $116.1 million, after deducting offering expenses. Each Pre-Funded Warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance, and will not expire. The Company is using the net proceeds from the Private Placement to fund the research and development of lorundrostat and for working capital and general corporate purposes.
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

Mineralys Therapeutics, Inc.
Notes to Financial Statements

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
2025 Employment Inducement Incentive Award Plan
On February 10, 2025, the Company’s board of directors adopted and approved the 2025 Employment Inducement Incentive Award Plan (the 2025 Inducement Plan), which became effective on February 10, 2025. In accordance with Rule 5635(c)(4) of the Nasdaq Stock Market listing rules, equity awards under the 2025 Inducement Plan may only be made to an employee if he or she is granted such awards in connection with the commencement of his or her employment with the Company and such grant is a material inducement to his or her entering into employment with the Company. The Company initially reserved 1,000,000 shares of common stock for issuance pursuant to non-qualified stock options and restricted stock units under the 2025 Inducement Plan.
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
The board of directors or a designated committee of the board of directors is responsible for the administration of the 2023 Plan, the 2025 Inducement Plan, and previously the 2020 Plan, and determines the term, exercise price, and vesting terms of each award. Under the terms of existing awards, all stock option grants expire ten years from the grant date. New option grants could not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date and generally vest over a period of four years. The Company issues new shares of common stock upon exercise of stock options or issuance of RSAs.

Mineralys Therapeutics, Inc.
Notes to Financial Statements

As of December 31, 2025, the Company had the following balances by plan:

	Options Outstanding	Unvested RSAs	Shares Available for Grant
2023 Plan	6,120,716	—	1,187,422
2020 Plan	310,783	125,793	—
2025 Inducement Plan	146,000	—	854,000
Total	6,577,499	125,793	2,041,422
Stock Options
The following is a summary of the Company’s stock option activity under its 2023 Plan and 2020 Plan:

	Shares	Weighted-Average Exercise Price	Total Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life (Years)
Options outstanding as of December 31, 2024	4,560,292	$11.76	$9,756	8.6
Options granted	3,798,400	$15.18
Options exercised	(1,444,277)	$8.87
Options forfeited or expired	(336,916)	$11.26
Options outstanding as of December 31, 2025	6,577,499	$14.40	$146,321	8.6
Options vested and exercisable as of December 31, 2025	1,958,710	$12.31	$46,979	7.9
As of December 31, 2025, the Company had $48.7 million of unrecognized share-based compensation expense related to stock option awards that is expected to be recognized over a weighted-average period of approximately 1.6 years. For the years ended December 31, 2025 and 2024, the total fair value of options vested was $19.3 million and $8.9 million, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2025 and 2024 was $32.3 million and $4.2 million, respectively.
The weighted-average grant date fair value per share for options granted during the years ended December 31, 2025 and 2024 was $11.38 and $9.55, respectively. The following table presents the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the following periods:

	Year Ended
	December 31,
	2025	2024
Exercise price	$15.18	$12.83
Expected term (years)	6.01 years	6.04 years
Expected stock price volatility	89.1%	87.0%
Risk-free rate of interest	4.2%	4.2%
Expected dividend yield	—%	—%
Restricted Stock Awards
RSAs granted by the Company have varying vesting terms depending on the terms of the grant. Holders of unvested RSAs have the same rights as those of common stockholders, including voting rights and non-forfeitable dividend rights. However, ownership of unvested RSAs cannot be transferred until vested. Upon

Mineralys Therapeutics, Inc.
Notes to Financial Statements

a participant’s termination of continuous service for any reason, any shares subject to RSAs held by the participant that have not vested as of such termination date may be forfeited to or repurchased by the Company.
The following is a summary of the Company’s RSA activity under its 2023 Plan and 2020 Plan:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	370,106	$1.7842
Vested	(244,313)	$1.7512
Unvested as of December 31, 2025	125,793	$1.8483
As of December 31, 2025, the Company had $0.1 million of unrecognized share-based compensation expense related to RSAs that is expected to be recognized over a weighted-average period of approximately 0.3 years. For the years ended December 31, 2025 and 2024, the total fair value of RSAs vested was $0.4 million and $1.0 million, respectively.
2023 Employee Stock Purchase Plan
In February 2023, the Company’s board of directors and stockholders approved the 2023 Employee Stock Purchase Plan (the ESPP), which became effective in February 2023. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to a specified percentage of their eligible compensation withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. A total of 400,000 shares of the Company’s common stock was initially reserved for issuance under the ESPP. The first ESPP offering period commenced on July 1, 2023, with each new six-month offering period beginning each January 1 and July 1. ESPP purchases of common stock occur at a price equal to 85% of the lower of (i) the closing price on the first trading day of the offering period or (ii) the closing price on the last trading day of the offering period. As of December 31, 2025, the Company had 1,251,719 shares available for issuance, and 57,839 cumulative shares had been issued under the ESPP.
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
Total stock-based compensation expense reported in the statements of operations was allocated as follows (in thousands):

	Year Ended
	December 31,
	2025	2024
Research and development	$8,636	$5,008
General and administrative	10,688	6,328
Total	$19,324	$11,336

Mineralys Therapeutics, Inc.
Notes to Financial Statements

Note 8. Income Taxes
There was no current or deferred income tax expense or benefit for the years ended December 31, 2025 and 2024, due to the Company’s net loss and increases in its deferred tax asset valuation allowance. The components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
Net operating loss carryforwards	$55,102	$15,580
Research and development credit carryforwards	21,169	15,380
Capitalized research and development costs	39,935	44,981
Intangible assets	1,823	1,976
Other	3,219	2,012
Total deferred tax assets	121,248	79,929
Valuation allowance	(121,248)	(79,929)
Deferred tax assets, net of valuation allowance	$—	$—
The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets, which are dependent on future earnings, if any, the timing and amount of which are uncertain. The Company periodically evaluates the recoverability of the deferred tax assets. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. The Company’s valuation allowance increased by approximately $41.3 million and $48.4 million for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, the Company had federal net operating loss (NOL) carryforwards of $244.6 million and $69.0 million available to reduce future taxable income, respectively. The federal NOL carryforward has no expiration as a result of the Tax Cuts and Jobs Act of 2017. As of December 31, 2025 and 2024, the Company had $59.5 million and $17.2 million, respectively, of state NOL carryforwards that begin expiring in 2041.
As of December 31, 2025 and 2024, the Company had federal and state research and development tax credit carryforwards of $21.6 million and $15.6 million, respectively, to reduce future taxable income. The federal research and development tax credit carryforwards begin to expire in 2041. Research and development tax credit carryforwards associated with California carry forward indefinitely. Research and development tax credit carryforwards associated with other states begin expiring in 2039.
The Internal Revenue Code (IRC) Sections 382 and 383 limit annual use of NOL and research and development credit carryforwards in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company completed an ownership change analysis pursuant to IRC Section 382 through December 31, 2025 and determined that the Company experienced ownership changes on February 16, 2021, June 1, 2022, and September 4, 2025. Since all of the Company’s federal NOLs have an indefinite carryover period, none of the federal NOLs generated prior to the ownership changes will expire prior to utilization, but will be subject to the annual limitations on future utilization. As a result of the annual limitation, approximately $0.2 million of federal research and development credits will expire prior to utilization due to the ownership change occurring on February 16, 2021. The remaining federal research and development credits are available to offset federal tax liability within their respective federal research and development credit carryover periods (20 years), subject to the annual limitations on future utilization. State NOLs and state research and development credits may be similarly limited. The Company’s use of federal and state NOLs and research and development credits could be further limited by ownership changes that occur subsequent to December 31,

Mineralys Therapeutics, Inc.
Notes to Financial Statements

2025. If eliminated, the related asset would be removed from the deferred tax asset with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.
The Company’s effective tax rate for the years ended December 31, 2025 and 2024 was 0%. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows (after the adoption of ASU 2023-09; amounts in thousands):

	Year Ended
	December 31, 2025
	Amount	Rate
Statutory federal tax rate	$(32,497)	21.00%
State and local income tax, net of federal income tax effect(1)	(339)	2.17
Tax credits
Research and development tax credits	(7,279)	5.32
Change in valuation allowance	37,466	(26.70)
Nontaxable or nondeductible items
Permanent differences	15	(0.01)
Stock-based compensation	(4,651)	3.01
Executive compensation	4,835	(3.12)
Other
Other	557	(0.45)
Changes in unrecognized tax benefits	1,893	(1.22)
Total provision for income taxes	$—	—%
________
(1)State tax expense in California comprises the majority (greater than 50 percent) of the tax effect in this category.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows (prior to the adoption of ASU 2023-09):

Year Ended
December 31,
2024
Statutory federal income tax rate	21.00%
State income taxes, net of federal tax benefits	1.76
Research and development credits	5.19
Permanent items and other	(0.70)
Change in valuation allowance	(27.25)
Total provision for income taxes	—%
The Company files income tax returns in the U.S. Federal jurisdiction and various state and local jurisdictions. As of December 31, 2025, all years remained subject to examination by tax authorities. There were no federal or state income tax payments or refunds paid or received for the tax year ended December 31, 2025.
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

Mineralys Therapeutics, Inc.
Notes to Financial Statements

recognizes a tax benefit from an uncertain tax position when it is more-likely-than-not that it will be sustained upon examination by tax authorities.
As of December 31, 2025 and 2024, the Company had $6.5 million and $4.5 million, respectively, in unrecognized tax benefits, which would not affect the effective tax rate if recognized due to the valuation allowance against deferred tax assets. The Company’s policy is to recognize interest expense and penalties related to income tax matters in income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.
The following table summarizes the changes to the Company’s unrecognized tax benefits for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended
	December 31,
	2025	2024
Beginning balance	$4,505	$1,076
Additions related to current year positions	2,540	2,921
Additions (reductions) related to prior year positions	(557)	508
Ending balance	$6,488	$4,505
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the effects of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions include the removal of certain limitations on the utilization of net operating losses, an increase in the loss carryback period for certain losses to five years, and an increase in the ability to deduct interest expense. Additionally, the CARES Act amends certain provisions of the previously enacted Tax Cuts and Jobs Act of 2017.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, which enacted significant changes to U.S. tax and related laws, including the immediate expensing of domestic research and development costs, while foreign expenditures will continue to be capitalized and amortized over 15 years. The impact of the tax law changes from the OBBBA is included in the Company’s income tax provision beginning in the year ended December 31, 2025.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act. Management assessed our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2025, four of our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules). The material terms of these Rule 10b5-1 trading arrangements are described below:

Name and Title	Action Taken	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Number of Securities

David Rodman, M.D., Chief Medical Officer	Adoption October 6, 2025	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the plan	January 2, 2026 to December 21, 2026	(1)
Alexander Gold, M.D., Director	Adoption October 14, 2025	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the plan	January 8, 2026 to December 31, 2026	(2)
Jon Congleton, Chief Executive Officer and Director	Adoption December 30, 2025	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the plan	March 31, 2026 to March 31, 2027	(3)
Daphne Karydas, Director	Adoption December 30, 2025	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the plan	March 13, 2026 to March 12, 2027	(4)
________
(1)Dr. Rodman’s Rule 10b5-1 trading arrangement provides for the sale of up to (i) 65,838 shares of common stock that are currently outstanding and (ii) 420,707 shares of common stock subject to a stock option award granted to Dr. Rodman that vests ratably over time.
(2)Dr. Gold’s Rule 10b5-1 trading arrangement provides for the sale of up to 18,333 shares of common stock subject to a stock option award granted to Dr. Gold that vests ratably over time.

(3)Mr. Congleton’s Rule 10b5-1 trading arrangement provides for the sale of up to 300,000 shares of common stock that are currently outstanding.

(4)Mr. Karydas’ Rule 10b5-1 trading arrangement provides for the sale of up to 36,000 shares of common stock subject to a stock option award granted to Ms. Karydas that vests ratably over time.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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
The additional information required by this item is incorporated by reference from our 2026 Proxy Statement under the captions “Proposal 1: Election of Directors” and “Delinquent Section 16(a) Reports.”
Item 11. Executive Compensation
The information required by this item is incorporated by reference from our 2026 Proxy Statement under the caption “Executive and Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our 2026 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our 2026 Proxy Statement under the captions “Proposal 1: Election of Directors” and “Certain Relationships and Related Person Transactions.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our 2026 Proxy Statement under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm.”

Part IV
Item 15. Exhibit and Financial Statement Schedules
1.    Financial Statements
The financial statements of Mineralys Therapeutics, Inc., together with the report thereon of Ernst & Young LLP, an independent registered public accounting firm (PCAOB ID No. 42), are included in this Annual Report contained in Part II, Item 8. Financial Statements and Supplementary Data.
2.    Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.    Exhibits
A list of exhibits is set forth on the Exhibit Index below.

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
10.2#
Mineralys Therapeutics, Inc. 2023 Incentive Award Plan and form of stock option agreement, form of restricted stock unit agreement, form of restricted stock award, and form of early exercise stock option agreement thereunder
					x
10.3#	Mineralys Therapeutics, Inc. 2025 Employment Inducement Incentive Award Plan and form of stock option agreement and form of restricted stock unit agreement thereunder	10-K	2/12/2025	10.12
10.4#	Mineralys Therapeutics, Inc. 2023 Employee Stock Purchase Plan	S-1/A	2/2/23	10.3
10.5#	Non-Employee Director Compensation Policy				x
10.6#†	Amended and Restated Employment Letter Agreement, dated February 1, 2023, by and between Jon Congleton and the Registrant	S-1/A	2/2/23	10.5
10.7#†	Amended and Restated Employment Letter Agreement, dated February 1, 2023, by and between David Rodman, M.D. and the Registrant	S-1/A	2/2/23	10.6
10.8#†	Amended and Restated Employment Letter Agreement, dated February 1, 2023, by and between Adam Levy and the Registrant	S-1/A	2/2/23	10.7
10.9#	Employment Offer Letter Agreement, dated April 3, 2025, by and between Eric Warren and the Registrant				x

10.10#	Form of Indemnification Agreement for Directors and Officers	S-1	1/18/23	10.8
10.11†	License Agreement, dated July 9, 2020, between the Registrant and Tanabe Pharma Corporation	S-1	1/18/23	10.9
10.12	Securities Purchase Agreement, dated February 7, 2024, by and between the Registrant and each of the purchasers party thereto	8-K	2/8/24	10.1
19.1	Mineralys Therapeutics, Inc. Insider Trading Compliance Policy and Procedures	10-K	2/12/2025	19.1
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				x
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
97.1	Mineralys Therapeutics, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	3/21/24	97.1
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERALYS THERAPEUTICS, INC.

Date:	March 12, 2026	By:	/s/ Jon Congleton
Jon Congleton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon Congleton	Chief Executive Officer (Principal Executive Officer)	March 12, 2026
Jon Congleton

/s/ Adam Levy	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 12, 2026
Adam Levy

/s/ Glenn Sblendorio	Chairman	March 12, 2026
Glenn Sblendorio

/s/ Srinivas Akkaraju	Director	March 12, 2026
Srinivas Akkaraju, M.D., Ph.D.

/s/ Derek DiRocco	Director	March 12, 2026
Derek DiRocco, Ph.D.

/s/ Alexander M. Gold	Director	March 12, 2026
Alexander M. Gold, M.D.

/s/ Daphne Karydas	Director	March 12, 2026
Daphne Karydas

/s/ Brian Taylor Slingsby	Director	March 12, 2026
Brian Taylor Slingsby, M.D., Ph.D., M.P.H.