Form 10-Q
period 2026-06-30
Mineralys Therapeutics, Inc.
filed 2026-08-11
CIK 1933414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, there were 88,406,885 shares of the registrant’s common stock outstanding.

Mineralys Therapeutics, Inc.
i

Part I - Financial Information
Item 1. Financial Statements
Mineralys Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$138,268	$172,921
Investments	523,144	483,714
Prepaid and other current assets	4,390	4,751
Total current assets	665,802	661,386
Property and equipment, net	27	38
Other assets	2,024	382
Total assets	$667,853	$661,806

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,066	$2,017
Accrued liabilities	18,253	13,096
Total current liabilities	19,319	15,113
Long-term liabilities:
Senior secured term loan, net	97,617	—
Total liabilities	116,936	15,113
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 88,351,196 and 81,536,557 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	9	8
Additional paid-in capital	1,288,487	1,103,854
Accumulated deficit	(737,579)	(457,169)
Total stockholders’ equity	550,917	646,693
Total liabilities and stockholders’ equity	$667,853	$661,806
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$221,377	$38,278	$245,742	$76,157
General and administrative	24,663	8,468	45,638	15,036
Total operating expenses	246,040	46,746	291,380	91,193
Loss from operations	(246,040)	(46,746)	(291,380)	(91,193)
Interest income, net	4,956	3,474	10,952	5,713
Other income (expense)	13	(2)	18	(5)
Total other income, net	4,969	3,472	10,970	5,708
Net loss	$(241,071)	$(43,274)	$(280,410)	$(85,485)
Net loss per share attributable to common stockholders, basic and diluted	$(2.85)	$(0.66)	$(3.35)	$(1.44)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	84,727,282	65,451,297	83,786,245	59,341,368
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	49,821,915	$5	$493,770	$(302,518)	$191,257
Issuance of common stock in public offering, net of offering costs of $12,509	14,907,406	1	188,740	—	188,741
Issuance of common stock from stock option exercises	146,907	—	123	—	123
Stock-based compensation	—	—	3,645	—	3,645
Net loss	—	—	—	(42,211)	(42,211)
Balance as of March 31, 2025	64,876,228	6	686,278	(344,729)	341,555
Issuance of common stock pursuant to Prior ATM Agreement, net of issuance costs of $46	674,518	—	9,496	—	9,496
Issuance of common stock from stock option exercises	161,059	—	1,079	—	1,079
Issuance of common stock for cash under employee stock purchase plan	13,604	—	142	—	142
Stock-based compensation	—	—	4,553	—	4,553
Net loss	—	—	—	(43,274)	(43,274)
Balance as of June 30, 2025	65,725,409	$6	$701,548	$(388,003)	$313,551

Mineralys Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity (Continued)
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	81,536,557	$8	$1,103,854	$(457,169)	$646,693
Issuance of common stock pursuant to ATM Agreement, net of issuance costs and shelf offering costs of $82	568,320	—	20,187	—	20,187
Issuance of common stock from stock option exercises	350,073	—	4,055	—	4,055
Stock-based compensation	—	—	6,548	—	6,548
Net loss	—	—	—	(39,339)	(39,339)
Balance as of March 31, 2026	82,454,950	8	1,134,644	(496,508)	638,144
Issuance of common stock in public offering, net of offering costs of $6,419	5,660,378	1	143,580	—	143,581
Issuance of common stock from stock option exercises	223,148	—	2,616	—	2,616
Issuance of common stock for cash under employee stock purchase plan	12,720	—	292	—	292
Stock-based compensation	—	—	7,355	—	7,355
Net loss	—	—	—	(241,071)	(241,071)
Balance as of June 30, 2026	88,351,196	$9	$1,288,487	$(737,579)	$550,917
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(280,410)	$(85,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Upfront payment pursuant to Fourth Amendment to License Agreement	200,000	—
Stock-based compensation	13,903	8,198
Accretion of discount on held-to-maturity securities	(9,268)	(3,275)
Amortization of debt discount and issuance costs related to senior secured term loan	126	—
Depreciation and amortization	11	31
Changes in operating assets and liabilities:
Accrued interest receivable	336	5
Prepaid, other current assets, and other assets	10	(2,658)
Accounts payable and accrued liabilities	3,265	7,528
Net cash used in operating activities	(72,027)	(75,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(657,662)	(245,757)
Maturities of marketable securities	627,500	110,000
Upfront payment pursuant to Fourth Amendment to License Agreement	(200,000)	—
Net cash used in investing activities	(230,162)	(135,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in public offerings, net of offering costs	143,896	188,880
Proceeds from senior secured term loan, net of debt discount and issuance costs with lender	97,503	—
Payment of debt issuance costs with third parties	(1,015)	—
Proceeds from issuance of common stock pursuant to ATM Agreement, net of ATM issuance costs	20,218	8,943
Proceeds from stock option exercises	6,658	1,202
Proceeds from issuance of common stock for cash under employee stock purchase plan	292	142
Payment of shelf offering costs	(16)	(57)
Net cash provided by financing activities	267,536	199,110

Net decrease in cash and cash equivalents	(34,653)	(12,303)
Cash and cash equivalents - beginning	172,921	114,091
Cash and cash equivalents - ending(1)	$138,268	$101,788

Supplemental Disclosure of Non-Cash Financing Activities:
Offering costs included in accounts payable and accrued liabilities	$316	$13
Accretion of exit consideration on senior secured term loan	$17	$—
Funds receivable from stock option exercises	$13	$—
Funds receivable from the sale of common stock pursuant to Prior ATM Agreement, net of issuance costs	$—	$574
(1)Cash and cash equivalents as of June 30, 2026 exclude investments of $523.1 million. Cash, cash equivalents, and investments amounted to $661.4 million as of June 30, 2026.
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 1. Nature of Business
Mineralys Therapeutics, Inc. (the Company) is a biopharmaceutical company focused on developing medicines to target diseases driven by dysregulated aldosterone. The Company’s product candidate, lorundrostat, is an investigational, proprietary, orally administered, highly selective aldosterone synthase inhibitor that the Company is developing for the treatment of uncontrolled hypertension (uHTN) or resistant hypertension (rHTN), as well as related comorbidities, such as chronic kidney disease (CKD), obstructive sleep apnea (OSA), and other diseases driven by dysregulated aldosterone. The Company has completed six late-stage clinical trials of lorundrostat supporting its efficacy and safety profile while also validating aldosterone as an integral therapeutic target in uHTN and rHTN. The clinical program includes two pivotal clinical trials of lorundrostat for hypertension, one Phase 2 clinical trial in hypertensive participants with CKD, and one Phase 2 clinical trial in hypertensive participants with OSA. The Company submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) in December 2025 for lorundrostat for the treatment of hypertension in combination with other antihypertensive drugs. The FDA accepted the NDA submission for lorundrostat and provided the Company with a Prescription Drug User Fee Act target date of December 22, 2026. The Company was incorporated as a Delaware corporation in May 2019, and is headquartered in Radnor, Pennsylvania. The Company’s operations to date have been limited to funding research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, advancing regulatory activities, staffing the Company, initiating commercial-readiness activities, raising capital, and providing general and administrative support for the Company’s operations.
Liquidity and Capital Resources
Since its inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, advancing regulatory activities, staffing the Company, initiating commercial-readiness activities, raising capital, and providing general and administrative support for these operations. As of June 30, 2026, the Company had an accumulated deficit of $737.6 million and cash, cash equivalents, and investments of $661.4 million. For the six months ended June 30, 2026, the Company had a net loss of $280.4 million and net cash used in operating activities of $72.0 million.
Since inception, the Company has funded its operations by raising aggregate gross proceeds of approximately $1.4 billion from sales of common stock, convertible preferred stock, pre-funded warrants, and convertible notes, as well as borrowings under the Loan Agreement (as defined and further described in Note 6, “Senior Secured Term Loan”). The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company expects to continue to incur substantial losses for the foreseeable future as a result of the Company’s research and development and other activities until such time, if ever, that the Company begins generating substantial product revenue from product sales. Additional funding may be required to continue with the Company’s planned research and development and commercial launch activities. The Company expects to finance its operations through equity offerings, debt financings, and other capital sources, including potential strategic collaborations, licensing, and other similar arrangements. The Company believes that its cash, cash equivalents, and investments as of June 30, 2026 will be sufficient to allow the Company to fund its planned operations, including the commercial launch of lorundrostat, for at least twelve months from the issuance date of these condensed financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

in accordance with U.S. GAAP have been condensed or omitted. These condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial information. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Cash and Cash Equivalents
All highly liquid investments that have maturities of 90 days or less at the date of purchase are classified as cash equivalents. The Company’s cash and cash equivalents balances as of June 30, 2026 and December 31, 2025 include cash balances and amounts held primarily in interest-bearing money market accounts and U.S. Treasury bills. As of June 30, 2026 and December 31, 2025, the Company did not have any restricted cash balances. The following table provides a reconciliation of cash and cash equivalents as reported in the condensed statements of cash flows to the condensed balance sheets (in thousands):

	June 30,	December 31,
	2026	2025
Cash	$1,231	$1,030
Cash equivalents	137,037	171,891
Total cash and cash equivalents	$138,268	$172,921
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
•Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of assets and liabilities)
For certain financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, and certain accrued liabilities, the recorded amount approximates estimated fair value due to their relatively short maturity period. Refer to Note 3, “Fair Value of Financial Instruments” for additional details of the Company’s financial instruments.
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
The Company invested in marketable securities during the six months ended June 30, 2026 and 2025, and no impairment charges were recorded. For held-to-maturity investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized within total other income, net in the Company’s condensed statements of operations, and a new cost basis in the investment will be established.
Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed statements of operations. Deferred offering costs as of each of June 30, 2026 and December 31, 2025 were $0.2 million. Such costs are classified in other assets on the condensed balance sheets.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Debt Discounts, Debt Premiums, and Debt Issuance Costs
The Company records debt obligations at their outstanding principal amount, adjusted for any unamortized debt discounts, debt premiums, and debt issuance costs. Debt discounts and debt issuance costs are presented as reductions of the carrying amount of the related debt liability while debt premiums are presented as increases to the carrying amount of the related debt liability.
Debt discounts, debt premiums, and debt issuance costs allocated to drawn tranches are amortized to interest expense using the effective interest method over the contractual term of the related debt. Debt issuance costs allocated to undrawn, committed tranches are amortized to interest expense on a straight-line basis over the period that the related borrowing capacity is available, which the Company believes approximates the effective interest method. Debt issuance costs allocated to undrawn, committed tranches are recorded as a deferred asset (rather than as a direct reduction of the carrying amount of outstanding debt) until the applicable tranche is drawn, at which point the remaining unamortized balance attributable to that tranche is reclassified and presented as a reduction of the carrying amount of the related debt.
Costs incurred in connection with obtaining financing are capitalized and amortized over the expected life of the related borrowing. Upon the repayment, extinguishment, or modification of debt, any remaining unamortized debt discounts, debt premiums, and debt issuance costs associated with the debt are recognized in earnings. However, in the case of a modification of debt (as opposed to a repayment or extinguishment), any remaining unamortized debt discounts, debt premiums, and debt issuance costs associated with the debt are instead amortized over the updated expected life of the revised debt, rather than recognized in earnings immediately.
As of June 30, 2026, the unamortized debt discounts and debt issuance costs were approximately $2.0 million and $0.4 million, respectively, which were included within long-term liabilities on the Company’s condensed balance sheets. The total accretion recognized on the debt premium as of June 30, 2026 was immaterial to the condensed financial statements.
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

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

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

	Six Months Ended
	June 30,
	2026	2025
Outstanding stock options	7,086,111	6,993,414
Unvested restricted stock units	829,268	—
Unvested restricted stock awards	25,171	247,951
Total	7,940,550	7,241,365
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
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), as clarified by ASU 2025-01, which requires disaggregated disclosure of certain expense categories. The guidance is effective for the Company’s annual disclosures for fiscal year 2027 and interim periods thereafter, and may be adopted on a prospective or retrospective basis with early adoption permitted. The Company is evaluating the impact of the guidance on its disclosures. While the Company expects that additional disaggregated disclosures will be required upon adoption, the guidance will not affect the recognition or measurement of expenses.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 3. Fair Value of Financial Instruments
The following table presents financial instruments measured at fair value on a recurring basis based on the fair value hierarchy (in thousands):

	June 30,	December 31,
	2026	2025
	Level 1
Money market funds (included in cash and cash equivalents)	$124,597	$161,943
The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instrument disclosed herein:
Money Market Funds — The carrying amounts of money market funds approximate their fair values due to their short-term nature and are measured with Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
U.S. Treasury Bills — The fair values of these securities are determined using Level 2 inputs utilizing quoted prices (unadjusted) in active markets for similar assets.
There were no transfers within the fair value hierarchy during the periods presented.
The following tables present information about the Company’s held-to-maturity U.S. Treasury bills (in thousands):

		As of June 30, 2026
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Cash and cash equivalents	less than 3 months	$12,440	$12,439
Investments	between 3 and 12 months	523,144	522,997
Total		$535,584	$535,436

		As of December 31, 2025
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Cash and cash equivalents	less than 3 months	$9,948	$9,948
Investments	between 3 and 12 months	483,714	483,891
Total		$493,662	$493,839

Note 4. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Research and development expenses	$6,799	$3,460
Compensation and benefits	4,195	5,540
Professional fees and other	7,259	4,096
Total	$18,253	$13,096

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 5. Commitments and Contingencies
Tanabe License Agreement
In July 2020, the Company entered into an exclusive license agreement (as amended, the Tanabe License) with Tanabe Pharma Corporation (Tanabe) (formerly Mitsubishi Tanabe Pharma Corporation), pursuant to which Tanabe granted the Company an exclusive, worldwide, royalty-bearing, sublicensable license under Tanabe’s patent and other intellectual property rights to exploit products incorporating lorundrostat (formerly MT-4129) (Lorundrostat Product) for the prevention, treatment, diagnosis, detection, monitoring, or predisposition testing with respect to indications, diseases, and conditions in humans. Pursuant to the Tanabe License, the Company previously paid Tanabe a $1.0 million upfront fee and development milestone payments of $9.0 million in the aggregate.
On June 2, 2026, the Company entered into a fourth amendment to the Tanabe License (the Fourth Amendment), pursuant to which the Company’s obligation to pay Tanabe royalties on net sales of Lorundrostat Products was terminated, the license was amended and restated to grant the Company an exclusive, worldwide, royalty-free, sublicensable, perpetual, irrevocable license, and the Company’s diligence obligations with respect to the ongoing development and commercialization of lorundrostat were eliminated. As consideration, the Company made an upfront cash payment to Tanabe of $200.0 million and agreed to pay additional commercial milestone payments of up to $100.0 million in the aggregate (the New Milestones). As a result of the Fourth Amendment, the Company has remaining obligations to pay Tanabe commercial milestone payments, including the New Milestones, of up to $255.0 million in the aggregate upon first commercial sale and upon meeting certain annual sales targets, as well as up to $10.0 million related to commercialization for a potential second indication.
The New Milestones become immediately due and payable by the Company upon certain change-of-control transactions. Within a specified period following execution of the Fourth Amendment, the parties agreed to enter into an agreement to terminate the Tanabe License, pursuant to which, among other things, Tanabe will assign to the Company all of Tanabe’s rights in the licensed intellectual property.
During the three and six months ended June 30, 2026, the Company recognized the $200.0 million upfront cash payment as research and development expense in its condensed statements of operations because lorundrostat has not received regulatory approval and the related intellectual property has no alternative future use. The Company has no remaining development milestone payment obligations under the Tanabe License. As of June 30, 2026, no commercial milestone payments had been made under the Tanabe License. The commercial milestone payments, including the New Milestones, are contingent upon the achievement of specified future events and will be recognized when the related contingencies are resolved.
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and six months ended June 30, 2026 and 2025, and no material legal proceedings are currently pending or threatened.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers of the Company and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any material liabilities related to such obligations in its condensed financial statements as of June 30, 2026 and December 31, 2025.
Note 6. Senior Secured Term Loan
On June 2, 2026, the Company entered into a senior secured term loan agreement (the Loan Agreement) with BioPharma Credit PLC, as collateral agent, and each of BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon Advisors, LP, as lenders. The Loan Agreement provides for a five‑year senior secured term loan of up to $500.0 million, maturing on June 3, 2031 (the Maturity Date), consisting of the following tranches (collectively, the Term Loans): (i) a Tranche A Loan of $100.0 million, which was drawn on June 2, 2026; (ii) a Tranche B Loan of $150.0 million, which is required to be drawn no later than April 30, 2027, subject to approval by the FDA of the lorundrostat NDA (the Tranche B Approval Condition); (iii) a Tranche C Loan of $150.0 million, which is available at the Company’s election until December 14, 2028, subject to the occurrence of the Tranche B Approval Condition and the achievement of certain net sales milestones; and (iv) a Tranche D Loan of $100.0 million, which is available at the Company’s election until June 14, 2029, subject to the draw of the Tranche C Loan and the achievement of certain net sales milestones. As of June 30, 2026, the Company had drawn the $100.0 million Tranche A Loan, and the Tranche B Loan, Tranche C Loan, and Tranche D Loan were undrawn. The Maturity Date is subject to acceleration to June 30, 2028 if the Tranche B Approval Condition is not satisfied on or before September 30, 2027.
The Term Loans bear interest at a rate per annum equal to the three‑month secured overnight financing rate (subject to a 3.25% floor) plus 5.50%, payable quarterly in arrears. At inception of the Tranche A Loan, the applicable interest rate was 9.15%. The Company is required to pay a funding fee equal to 2.00% of the funding amount on the funding date of each Term Loan, and paid a funding fee of $2.0 million in connection with the Tranche A Loan. The Company may elect to prepay the Term Loans in whole or, subject to certain conditions, in part prior to the Maturity Date, subject to certain prepayment, make‑whole, and exit fees. The Term Loans are subject to certain mandatory prepayments, including a repayment of all Term Loans in four equal installments commencing on September 30, 2027 to the extent the Tranche B Approval Condition is not met on or prior to September 30, 2027. Each Term Loan requires the Company to pay a final fee equal to 1.5% of the original principal amount of such Term Loan (the Final Fee), due upon the earlier of the Maturity Date or prepayment of the applicable Term Loan. The Final Fee associated with the Tranche A Loan is fixed at $1.5 million and will not increase. However, the aggregate Final Fee payable under the Loan Agreement will increase if additional Term Loan tranches are drawn, as each additional tranche would be subject to its own Final Fee.
Borrowings under the Term Loans are secured by substantially all of the Company’s assets, subject to certain exceptions.
The Loan Agreement contains financial covenants, including a minimum liquidity requirement and, with respect to the fiscal year ending December 31, 2028 and then tested quarterly commencing with the fiscal quarter ending March 31, 2029, a minimum trailing twelve-month consolidated net product revenue covenant. As of June 30, 2026, the Company was in compliance with all covenants under the Loan Agreement.
Upon the occurrence of an event of default under the Loan Agreement, the lenders may, among other things, accelerate the Company’s obligations under the Loan Agreement, and upon an event of default relating to certain insolvency, liquidation, bankruptcy, or similar events, all outstanding obligations under the Loan Agreement will be automatically accelerated.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

The components of long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Principal - Term Loan	$100,000	$—
Less: amortization of debt discount, debt issuance costs, and Final Fee	(2,383)	$—
Carrying amount of Term Loan (1)	$97,617	$—
Less: current portion	$—	$—
Term long-term debt, net of current portion	$97,617	$—
(1)The carrying value of the outstanding liability, which bears a variable interest rate indexed to the three-month secured overnight financing rate (subject to a 3.25% floor) plus 5.50%, approximates fair value, as it reprices when market interest rates change and represents a Level 2 measurement within the fair value hierarchy.
In connection with the Tranche A Loan, the Company received gross proceeds of $100.0 million. The Company recognized a debt discount of $2.0 million and incurred $2.1 million in debt issuance costs, which were comprised of amounts paid to third parties and lenders. The Company allocated a portion of the debt issuance costs to the undrawn future Term Loans and recognized a long-term deferred asset in the amount of $1.7 million, which will be amortized to interest expense on a straight-line basis over the period to which the related borrowing capacity is available. As of June 30, 2026, the unamortized debt discounts and debt issuance costs of approximately $2.0 million and $0.4 million, respectively, were recorded as a reduction of the carrying amount of the Tranche A Loan and are being amortized to interest expense over the term of the Tranche A Loan using the effective interest method. The effective interest rate on the Tranche A Loan was 9.91% as of June 30, 2026.
During the three and six months ended June 30, 2026, the Company recognized interest expense of approximately $0.8 million related to the Term Loans, consisting of contractual interest, amortization of the debt discount and debt issuance costs, and amortization of the Final Fee. Interest expense is recorded in the condensed statements of operations within interest income, net. The Company did not recognize any interest expense for the three and six months ended June 30, 2025.
The Company classified the carrying amount of the Term Loans as a long‑term liability as of June 30, 2026, as no principal payments were scheduled within twelve months of June 30, 2026. The Company will reassess this classification in future periods in light of the contingent mandatory prepayment that would commence on September 30, 2027 if the Tranche B Approval Condition is not satisfied on or prior to that date.
As of June 30, 2026, the future principal payments due under the Term Loans, excluding unamortized debt issuance costs and assuming satisfaction of the Tranche B Approval Condition and that no mandatory prepayment will be triggered, were as follows (in thousands):

Year ending December 31,	Amount
2026 (remainder)	$—
2027	—
2028	—
2029	—
2030	50,000
Thereafter	50,000
Total	$100,000

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

For the outstanding Tranche A Loan, the Company is required to make quarterly principal payments of approximately $25.0 million beginning on September 30, 2030. If the Tranche B Approval Condition is not satisfied on or before September 30, 2027, the Company would be required to make quarterly principal payments of approximately $25.0 million beginning on September 30, 2027, and the Maturity Date would accelerate to June 30, 2028. No principal payments have been made as of June 30, 2026. Interest is payable quarterly beginning on September 30, 2026, and as such, no interest has been paid as of June 30, 2026.
Note 7. Capital Stock
As of June 30, 2026, the Company had reserved authorized shares of common stock for future issuance as follows:

June 30,
2026
Common stock options outstanding	7,086,111
Shares available for grant under the 2023 Plan	2,758,115
Shares available for grant under the ESPP	2,054,364
Restricted stock units outstanding	829,268
Shares available for grant under the 2025 Inducement Plan	633,668
Pre-funded warrants issued and outstanding	549,755
Total	13,911,281
Public Offering
On June 3, 2026, the Company entered into an underwriting agreement with BofA Securities, Inc., Goldman Sachs & Co. LLC, and Evercore Group L.L.C., relating to the issuance and sale of 5,660,378 shares of the Company’s common stock at a price of $26.50 per share for net proceeds of approximately $143.6 million after deducting underwriting discounts and offering expenses. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-291435), filed with the SEC on November 10, 2025, and a prospectus supplement and accompanying prospectus filed with the SEC on June 3, 2026. The Company used the net proceeds from the offering to fund a portion of the $200.0 million upfront payment made on June 2, 2026 to Tanabe upon execution of the Fourth Amendment (as further described in Note 5, “Commitments and Contingencies”).
At-the-Market Equity Offering Sales Agreements
On November 10, 2025, the Company entered into an ATM Equity Offering Sales Agreement (the ATM Agreement) with BofA Securities, Inc., Evercore Group L.L.C., and Goldman Sachs & Co. LLC, pursuant to which the Company may sell shares of its common stock having an aggregate offering price of up to $300.0 million from time to time. During the six months ended June 30, 2026, the Company sold pursuant to the ATM Agreement an aggregate of 568,320 shares of common stock at a weighted-average price of $35.66 per share for aggregate net proceeds of approximately $20.2 million after deducting commissions and offering expenses. No shares of common stock were sold pursuant to the ATM Agreement during the three months ended June 30, 2026, or during the three and six months ended June 30, 2025. From inception of the ATM Agreement and through June 30, 2026, the Company sold an aggregate of 2,720,508 shares of common stock at a weighted-average price of $41.45 per share for aggregate net proceeds of approximately $112.4 million after deducting commissions and offering expenses. As of June 30, 2026, approximately $187.2 million of shares remained available for sale pursuant to the ATM Agreement.
On March 21, 2024, the Company entered into an ATM Equity Offering Sales Agreement (the Prior ATM Agreement) with BofA Securities, Inc. and Evercore Group L.L.C. Effective November 9, 2025, the Prior ATM Agreement was terminated in connection with the execution of the ATM Agreement. There were no sales of common stock pursuant to the Prior ATM Agreement during each of the three and six months ended June 30,

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

2026. During the three and six months ended June 30, 2025, the Company sold pursuant to the Prior ATM Agreement an aggregate of 674,518 shares of common stock at a weighted-average price of $14.15 per share for aggregate net proceeds of approximately $9.5 million after deducting commissions and offering expenses. From inception of the Prior ATM Agreement and through its termination effective November 9, 2025, the Company sold an aggregate of 1,914,040 shares of common stock at a weighted-average price of $14.32 per share for aggregate net proceeds of approximately $27.3 million after deducting commissions and offering expenses.
Note 8. Stock-Based Compensation
2023 Incentive Award Plan
The Company grants equity awards under the 2023 Incentive Award Plan (the 2023 Plan). During the six months ended June 30, 2026, the Company began granting restricted stock units under the 2023 Plan.
2025 Employment Inducement Incentive Award Plan
The Company maintains the 2025 Employment Inducement Incentive Award Plan (the 2025 Inducement Plan), under which non‑qualified stock options and restricted stock units may be granted in connection with the commencement of employment. During the six months ended June 30, 2026, the Company began granting restricted stock units under the 2025 Inducement Plan.
2020 Equity Incentive Plan
The 2020 Equity Incentive Plan (the 2020 Plan) continues to govern the terms of outstanding awards, although no new awards are granted under the plan.
The following table summarizes the Company’s awards outstanding and shares available for grant as of June 30, 2026:

	Options Outstanding	Unvested Restricted Stock Awards	Unvested Restricted Stock Units	Shares Available for Grant
2023 Plan	6,646,906	—	672,040	2,758,115
2025 Inducement Plan	209,104	—	157,228	633,668
2020 Plan	230,101	25,171	—	—
Total	7,086,111	25,171	829,268	3,391,783
2023 Employee Stock Purchase Plan
The Company maintains the 2023 Employee Stock Purchase Plan (the ESPP) under which eligible employees may purchase shares of common stock through payroll deductions. As of June 30, 2026, the Company had 2,054,364 shares available for issuance, and 70,559 cumulative shares had been issued under the ESPP.
Total stock-based compensation expense recognized was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$2,210	$1,943	$4,686	$3,571
General and administrative	5,145	2,610	9,217	4,627
Total	$7,355	$4,553	$13,903	$8,198

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design, and conduct of our ongoing and planned preclinical studies and planned clinical trials for lorundrostat and any future product candidates, the timing and likelihood of regulatory filings and approvals for lorundrostat (including the anticipated timing of any U.S. Food and Drug Administration’s (FDA) approval of our new drug application (NDA) that was submitted to the FDA for lorundrostat for the treatment of hypertension when used in combination with other antihypertensive drugs in December 2025) and any future product candidates, our ability to commercialize our product candidates, if approved, the potential to develop future product candidates, the potential benefits of strategic collaborations and our intent to enter into any strategic arrangements, the timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated product development efforts, and the sufficiency of our cash, cash equivalents, and investments to fund our operations and satisfy our debt obligations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including the timing, volume, and nature of feedback or requests from the FDA in connection with our NDA submission, macroeconomic trends and uncertainty with regard to high interest rates, elevated inflation, tariffs and other trade policies, geopolitical conflict, and the potential for a local and/or global economic recession. This Quarterly Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.
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

Overview
We are a biopharmaceutical company focused on developing medicines to target diseases driven by dysregulated aldosterone. Our initial product candidate, lorundrostat, is an investigational, proprietary, orally administered, highly selective aldosterone synthase inhibitor that we are developing for the treatment of uncontrolled hypertension (uHTN) or resistant hypertension (rHTN), as well as related comorbidities, such as chronic kidney disease (CKD), obstructive sleep apnea (OSA), and other diseases driven by dysregulated aldosterone.
We have completed six clinical trials of lorundrostat supporting its efficacy and safety profile while also validating aldosterone as an integral therapeutic target in uHTN and rHTN. The clinical program includes two pivotal, registrational trials, the Phase 3 Launch-HTN trial and Phase 2 Advance-HTN trial, which support the robust, durable, and clinically meaningful reductions in systolic blood pressure (BP) by lorundrostat. Lorundrostat was well tolerated in both trials with a favorable safety profile. We submitted our NDA to the FDA in December 2025 for lorundrostat for the treatment of hypertension in combination with other antihypertensive drugs. The FDA accepted the NDA submission and provided us with a Prescription Drug User Fee Act (PDUFA) target date of December 22, 2026 for lorundrostat.
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
Transform-HTN is an open-label extension trial that is ongoing and enables participants to continue to receive lorundrostat and allows us to gather additional long-term safety and efficacy data. All participants in the pivotal hypertension program, including the Launch-HTN and Advance-HTN trials, as well as the Explore-CKD trial, were given the opportunity to participate in the extension trial.
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
Financial Overview
We commenced our operations in May 2019 and have devoted substantially all of our resources to date to fund research and development activities, business planning, establishing and maintaining our intellectual property portfolio, advancing regulatory activities, staffing our company, initiating commercial-readiness activities, raising capital, and providing general and administrative support for our operations. As of June 30, 2026, we had cash, cash equivalents, and investments of $661.4 million. Since inception, we have raised aggregate gross proceeds of approximately $1.4 billion from sales of common stock, convertible preferred stock, pre-funded warrants, and convertible notes, as well as borrowings under the Loan Agreement (as defined and further described below). Our net losses for the six months ended June 30, 2026 and 2025 were $280.4 million and $85.5 million, respectively. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $737.6 million and $457.2 million, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical development activities and other research and development activities, the timing and outcome of the regulatory review of our NDA for lorundrostat by the FDA, and the extent of our commercial-readiness activities in anticipation of potential FDA approval.
We anticipate that certain expenses will increase substantially as we prepare for a potential approval and launch of lorundrostat, including the following:
•conducting ongoing regulatory activities, including responding to FDA information requests, supporting a potential advisory committee meeting (not anticipated currently), preparing for potential approval and post-marketing commitments, and potential commercial launch of lorundrostat;
•continuing to expand our pre-commercial organization, including building out our sales, medical affairs, market access, health economics and outcomes research, regulatory, quality, manufacturing, and other commercial functions;
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
Tanabe License Agreement
In July 2020, we entered into an exclusive license agreement (as amended, the Tanabe License) with Tanabe Pharma Corporation (Tanabe) (formerly Mitsubishi Tanabe Pharma Corporation), pursuant to which Tanabe granted us an exclusive, worldwide, royalty-bearing, sublicensable license under Tanabe’s patent and other intellectual property rights to exploit products incorporating lorundrostat (formerly MT-4129) (Lorundrostat Product) for the prevention, treatment, diagnosis, detection, monitoring, or predisposition testing with respect to indications, diseases, and conditions in humans. Pursuant to the Tanabe License, we previously paid Tanabe a $1.0 million upfront fee and development milestone payments of $9.0 million in the aggregate.
On June 2, 2026, we entered into a fourth amendment to the Tanabe License (the Fourth Amendment), pursuant to which our obligation to pay Tanabe royalties on net sales of Lorundrostat Products was terminated, the license was amended and restated to grant us an exclusive, worldwide, royalty-free, sublicensable, perpetual, irrevocable license, and our diligence obligations with respect to the ongoing development and commercialization of lorundrostat were eliminated. As consideration, we made an upfront cash payment to Tanabe of $200.0 million and agreed to pay additional commercial milestone payments of up to $100.0 million in the aggregate (the New Milestones). As a result of the Fourth Amendment, we have remaining obligations to pay Tanabe commercial milestone payments, including the New Milestones, of up to $255.0 million in the aggregate upon first commercial sale and upon meeting certain annual sales targets, as well as up to $10.0 million related to commercialization for a potential second indication. The New Milestones become immediately due and payable by us upon certain change-of-control transactions. Within a specified period following execution of the Fourth Amendment, the parties agreed to enter into an agreement to terminate the Tanabe License, pursuant to which, among other things, Tanabe will assign to us all of Tanabe’s rights in the licensed intellectual property.
Senior Secured Term Loan
On June 2, 2026, we entered into a senior secured term loan agreement (the Loan Agreement) with BioPharma Credit PLC, as collateral agent, and each of BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon Advisors, LP, as lenders. The Loan Agreement provides for a five‑year senior secured term loan of up to $500.0 million, maturing on June 3, 2031 (the Maturity Date), consisting of the following tranches (collectively, the Term Loans): (i) a Tranche A Loan of $100.0 million, which was drawn on June 2, 2026; (ii) a Tranche B Loan of $150.0 million, which is required to be drawn no later than April 30, 2027, subject to approval by the FDA of the lorundrostat NDA (the Tranche B Approval Condition); (iii) a Tranche C Loan of $150.0 million, which is available at our election until December 14, 2028, subject to the occurrence of the Tranche B Approval Condition and the achievement of certain net sales milestones; and (iv) a Tranche D Loan of $100.0 million, which is available at our election until June 14, 2029, subject to the draw of the Tranche C Loan and the achievement of certain net sales milestones. As of June 30, 2026, we had drawn the $100.0 million Tranche A Loan, and the Tranche B Loan, Tranche C Loan, and Tranche D Loan were undrawn. The Maturity Date is subject to acceleration to June 30, 2028 if the Tranche B Approval Condition is not satisfied on or before September 30, 2027.
The Term Loans bear interest at a rate per annum equal to the three‑month secured overnight financing rate (SOFR) (subject to a 3.25% floor) plus 5.50%, payable quarterly in arrears. At inception of the Tranche A Loan, the applicable interest rate was 9.15%. We are required to pay a funding fee equal to 2.00% of the funding amount on the funding date of each Term Loan, and paid a funding fee of $2.0 million in connection with the Tranche A Loan. We may elect to prepay the Term Loans in whole or, subject to certain conditions, in part prior to the Maturity Date, subject to certain prepayment, make‑whole, and exit fees. The Term Loans are subject to certain mandatory prepayments, including a repayment of all Term Loans in four equal installments commencing on September 30, 2027 to the extent the Tranche B Approval Condition is not met on or prior to September 30, 2027. Each Term Loan requires us to pay a final fee equal to 1.5% of the original principal amount of such Term Loan (the Final Fee), due upon the earlier of the Maturity Date or prepayment of the applicable Term Loan. The Final Fee associated with the Tranche A Loan is fixed at $1.5 million and will not increase. However, the aggregate Final Fee payable under the Loan Agreement will increase if additional Term Loan tranches are drawn, as each additional tranche would be subject to its own Final Fee.
Borrowings under the Term Loans are secured by substantially all of our assets, subject to certain exceptions.
The Loan Agreement contains financial covenants, including a minimum liquidity requirement and, with respect to the fiscal year ending December 31, 2028 and then tested quarterly commencing with the fiscal quarter ending March 31, 2029, a minimum trailing twelve-month consolidated net product revenue covenant. As of June 30, 2026, we were in compliance with all covenants under the Loan Agreement.
Upon the occurrence of an event of default under the Loan Agreement, the lenders may, among other things, accelerate our obligations under the Loan Agreement, and upon an event of default relating to certain insolvency, liquidation, bankruptcy, or similar events, all outstanding obligations under the Loan Agreement will be automatically accelerated.
In connection with the Tranche A Loan, we received gross proceeds of $100.0 million. We recognized a debt discount of $2.0 million and incurred $2.1 million in debt issuance costs, which were comprised of amounts paid to third parties and lenders. We allocated a portion of the debt issuance costs to the undrawn future Term Loans and recognized a long-term deferred asset in the amount of $1.7 million, which will be amortized to interest expense on a straight-line basis over the period to which the related borrowing capacity is available. As of June 30, 2026, the unamortized debt discounts and debt issuance costs of approximately $2.0 million and $0.4 million, respectively, were recorded as a reduction of the carrying amount of the Tranche A Loan and are being amortized to interest expense over the term of the Tranche A Loan using the effective interest method. The effective interest rate on the Tranche A Loan was 9.91% as of June 30, 2026.
Public Offerings
On June 3, 2026, we entered into an underwriting agreement with BofA Securities, Inc., Goldman Sachs & Co. LLC, and Evercore Group L.L.C., relating to the issuance and sale of 5,660,378 shares of our common stock at a price of $26.50 per share for net proceeds of approximately $143.6 million after deducting underwriting discounts and offering expenses. The offering was made pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-291435), filed with the SEC on November 10, 2025, and a prospectus supplement and accompanying prospectus filed with the SEC on June 3, 2026. We used the net proceeds from the offering to fund a portion of the $200.0 million upfront payment made on June 2, 2026 to Tanabe upon execution of the Fourth Amendment (as further described above).
On March 11, 2025, we entered into an underwriting agreement relating to the issuance and sale of 14,907,406 shares of our common stock at a price of $13.50 per share for net proceeds of approximately $188.7 million after deducting underwriting discounts and offering expenses. The offering was made pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-278122) previously filed with and declared effective by the SEC, and a prospectus supplement and accompanying prospectus filed with the SEC. We are using the net proceeds from this offering to fund the clinical development of lorundrostat, including research and development, manufacturing, and pre-commercialization activities, as well as for working capital and general corporate purposes.
At-the-Market Equity Offering Sales Agreements
On November 10, 2025, we entered into an ATM Equity Offering Sales Agreement (the ATM Agreement) with BofA Securities, Inc., Evercore Group L.L.C., and Goldman Sachs & Co. LLC, pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time. During the six months ended June 30, 2026, we sold pursuant to the ATM Agreement an aggregate of 568,320 shares of common stock at a weighted-average price of $35.66 per share for aggregate net proceeds of approximately $20.2 million after deducting commissions and offering expenses. No shares of common stock were sold pursuant to the ATM Agreement during the three months ended June 30, 2026, or during the three and six months ended June 30, 2025. From inception of the ATM Agreement and through June 30, 2026, we sold an aggregate of 2,720,508 shares of common stock at a weighted-average price of $41.45 per share for aggregate net proceeds of approximately $112.4 million after deducting commissions and offering expenses. As of June 30, 2026, approximately $187.2 million of shares remained available for sale pursuant to the ATM Agreement.
On March 21, 2024, we entered into an ATM Equity Offering Sales Agreement (the Prior ATM Agreement) with BofA Securities, Inc. and Evercore Group L.L.C. Effective November 9, 2025, the Prior ATM Agreement was terminated in connection with the execution of the ATM Agreement. There were no sales of common stock pursuant to the Prior ATM Agreement during each of the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, we sold pursuant to the Prior ATM Agreement an aggregate of 674,518 shares of common stock at a weighted-average price of $14.15 per share for aggregate net proceeds of approximately $9.5 million after deducting commissions and offering expenses. From inception of the Prior ATM Agreement and through its termination effective November 9, 2025, we sold an aggregate of 1,914,040 shares of common stock at a weighted-average price of $14.32 per share for aggregate net proceeds of approximately $27.3 million after deducting commissions and offering expenses.
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
•costs related to advancing our commercial-readiness activities in preparation for a potential launch of lorundrostat for patients with hypertension, if approved by the FDA;
•fees incurred under the Tanabe License; and
•allocated overhead.
Our research and development expenses have been primarily driven by the timing and phase of our clinical trials, including the initiation and completion of studies, the number of trials in progress, and the size and complexity of each trial. We expect certain research and development expenses related to our clinical trial activities to decline in the upcoming periods as most trials have been completed relative to prior periods. However, we anticipate that certain other expenses will increase substantially as we:
•conduct ongoing regulatory activities, including responding to FDA information requests, supporting a potential advisory committee meeting (not anticipated currently), preparing for potential approval and post-marketing commitments, and potential commercial launch of lorundrostat;
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
•the costs and timing of manufacturing lorundrostat to support a potential commercial launch or any future product candidates for use in our trials, including as a result of inflation, changes in international trade policies and tariffs, any supply chain issues, or component shortages;
•any additional jurisdictions in which we may seek approval for lorundrostat and any future product candidates and the timing of seeking approval in such jurisdictions; and
•the extent to which we establish strategic collaborations or other arrangements.
General and Administrative Expenses
General and administrative expenses consist primarily of (i) compensation costs, including salaries, benefits, and stock-based compensation, for executive and administrative personnel; (ii) professional fees for legal, audit, tax, and other consulting or advisory services; (iii) costs associated with building our pre-commercial organization, including sales, medical affairs, market access, and health economics; (iv) fees relating to intellectual property and corporate matters; and (v) allocated overhead.
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

Other Income, Net
Interest Income, Net
Interest income reported in each period is associated with our investments in money market funds and U.S. treasuries, net of fees, or other related expenses. Following the disbursement of the Tranche A Loan on June 2, 2026, we also began recording interest expense and amortization of debt discounts and issuance costs associated with our Term Loans.
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended,
	June 30,
	2026	2025	Change
	(in thousands)
Research and development expenses	$(221,377)	$(38,278)	$(183,099)
General and administrative expenses	(24,663)	(8,468)	(16,195)
Total other income, net	4,969	3,472	1,497
Net loss	$(241,071)	$(43,274)	$(197,797)
Research and Development Expenses
Research and development expenses increased by $183.1 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily due to the $200.0 million upfront payment to Tanabe in June 2026 in connection with the Fourth Amendment. The increase was also due to $0.6 million of increased personnel-related expenses resulting from headcount growth and increased compensation and $0.2 million of increased clinical supply, manufacturing, regulatory, and other costs. These increases were partially offset by $17.8 million of lower preclinical and clinical costs, primarily due to the conclusion of the lorundrostat pivotal program in the second quarter of 2025.
General and Administrative Expenses
General and administrative expenses increased by $16.2 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily due to $8.0 million in higher professional fees, $8.0 million of increased personnel-related expenses resulting from headcount growth and increased compensation, and $0.2 million of increased other administrative expenses.
Total Other Income, Net
Total other income, net increased by $1.5 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, which was primarily attributable to $2.3 million of increased interest earned on our investments as a result of higher average cash balances during the three months ended June 30, 2026, partially offset by $0.8 million of interest and amortization expense related to the Loan Agreement entered into during the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended,
	June 30,
	2026	2025	Change
	(in thousands)
Research and development expenses	$(245,742)	$(76,157)	$(169,585)
General and administrative expenses	(45,638)	(15,036)	(30,602)
Total other income, net	10,970	5,708	5,262
Net loss	$(280,410)	$(85,485)	$(194,925)
Research and Development Expenses
Research and development expenses increased by $169.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily due to the $200.0 million upfront payment to Tanabe in June 2026 in connection with the Fourth Amendment. The increase was also due to $1.5 million of increased personnel-related expenses resulting from headcount growth and increased compensation and $1.4 million of increased clinical supply, manufacturing, regulatory, and other costs. These increases were partially offset by $33.3 million of lower preclinical and clinical costs, primarily due to the conclusion of the lorundrostat pivotal program in the six months ended June 30, 2025.
General and Administrative Expenses
General and administrative expenses increased by $30.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily due to $15.9 million in higher professional fees, $14.1 million of increased personnel-related expenses resulting from headcount growth and increased compensation, and $0.6 million of increased other administrative expenses.
Total Other Income, Net
Total other income, net increased by $5.3 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, which was primarily attributable to $6.1 million of increased interest earned on our investments as a result of higher average cash balances during the six months ended June 30, 2026, partially offset by $0.8 million of interest and amortization expense related to the Loan Agreement entered into during the six months ended June 30, 2026.
Liquidity and Capital Resources
Since inception, we have incurred net losses and negative cash flows from operations. We expect to continue to incur significant expenses and, until we begin generating substantial product revenue from product sales, we anticipate continuing to incur operating losses for the foreseeable future. Since inception, we have raised aggregate gross proceeds of approximately $1.4 billion from sales of common stock, convertible preferred stock, pre-funded warrants, and convertible notes, as well as borrowings under the Loan Agreement. Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, advancing regulatory activities, staffing our company, initiating commercial-readiness activities, raising capital, and providing general and administrative support for these operations.
As of June 30, 2026, we had cash, cash equivalents, and investments of $661.4 million and an accumulated deficit of $737.6 million. During the six months ended June 30, 2026:
•we sold 5,660,378 shares of our common stock at a price of $26.50 per share for net proceeds of approximately $143.6 million after deducting underwriting discounts and offering expenses;

•we borrowed $100.0 million under the Loan Agreement; and
•we sold an aggregate of 568,320 shares of common stock under the ATM Agreement at a weighted-average price of $35.66 per share for aggregate net proceeds of approximately $20.2 million after deducting commissions and offering expenses.
As of June 30, 2026, approximately $187.2 million of shares remained available for sale pursuant to the ATM Agreement, subject to the terms and conditions of the ATM Agreement and applicable securities laws, and up to $400.0 million of Term Loans remained available under the Loan Agreement, subject to certain conditions.
Funding Requirements
Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of June 30, 2026 will be sufficient to allow us to fund our planned operations, including the commercial launch of lorundrostat, for at least twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
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

•the timing and amount of the milestone or other payments we must make to Tanabe, from whom we have in-licensed lorundrostat, or any future licensors;
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

Cash Flows
Comparison of the Six Months Ended June 30, 2026 and 2025
Since our inception, we have primarily used our available cash to fund expenditures related to the in-license and development of lorundrostat. The following table sets forth a summary of cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(72,027)	$(75,656)	$3,629
Investing activities	(230,162)	(135,757)	(94,405)
Financing activities	267,536	199,110	68,426
Net	$(34,653)	$(12,303)	$(22,350)
Operating Activities
Net cash used in operating activities was $72.0 million during the six months ended June 30, 2026, compared to $75.7 million during the six months ended June 30, 2025. The $3.6 million decrease in net cash used was primarily due to a $4.9 million decrease in net loss adjusted for non-cash items, partially offset by $1.3 million of net changes in working capital. Cash used in operating activities continued to reflect expenditures related to the development of lorundrostat, including clinical trial expenses, personnel related costs, legal and professional fees, and general working capital requirements.
Investing Activities
Net cash used in investing activities was $230.2 million for the six months ended June 30, 2026, compared to $135.8 million for the six months ended June 30, 2025. The increase in net cash used in investing activities was primarily attributable to the $200.0 million payment made pursuant to the Tanabe License during the six months ended June 30, 2026, for which there was no comparable payment in the prior-year period. This increase was partially offset by the timing and volume of purchases and maturities of marketable securities. Compared to the six months ended June 30, 2025, maturities of previously purchased marketable securities increased by $517.5 million and purchases of marketable securities increased by $411.9 million during the six months ended June 30, 2026.
Financing Activities
Net cash provided by financing activities was $267.5 million during the six months ended June 30, 2026, compared to $199.1 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, financing proceeds consisted primarily of $143.9 million of net proceeds from a public offering of common stock, $96.5 million of net proceeds borrowed under the Loan Agreement, and $20.2 million of net proceeds from sales of common stock under the ATM Agreement. During the six months ended June 30, 2025, financing proceeds consisted primarily of $188.9 million of net proceeds from a public offering of common stock and $8.9 million of net proceeds from sales of common stock under the Prior ATM Agreement. In addition, during the six months ended June 30, 2026, proceeds from stock option exercises increased by $5.5 million and proceeds from issuances of common stock under the 2023 Employee Stock Purchase Plan increased by $0.2 million, compared to the prior year period.
Contractual Obligations and Commitments
Under the Tanabe License, we have commercial milestone payment obligations that are contingent upon the achievement of specified levels of product sales in connection with the sale of products developed under the agreement. We are currently unable to estimate the timing or likelihood of achieving other future milestones or making future product sales. See above and Note 5, “Commitments and Contingencies” to our condensed financial statements included elsewhere in this Quarterly Report for additional information regarding the Tanabe License.
In June 2026, we borrowed $100.0 million related to the Tranche A Loan under the Loan Agreement. The Loan Agreement provides for a five‑year senior secured term loan of up to $500.0 million, maturing on June 3, 2031, consisting of the following additional tranches: (i) a Tranche B Loan of $150.0 million, which is required to be drawn no later than April 30, 2027, subject to approval by the FDA of the lorundrostat NDA; (ii) a Tranche C Loan of $150.0 million, which is available at our election until December 14, 2028, subject to the occurrence of the Tranche B Approval Condition and the achievement of certain net sales milestones; and (iii) a Tranche D Loan of $100.0 million, which is available at our election until June 14, 2029, subject to the draw of the Tranche C Loan and the achievement of certain net sales milestones.
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
There were no changes during the six months ended June 30, 2026 to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. For information on our significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies” within our Annual Report on Form 10-K for the year ended December 31, 2025.
JOBS Act and Smaller Reporting Company Status
As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act), we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, our financial statements may not be comparable to the information that is available for other public companies. We intend to rely on other exemptions provided by the JOBS Act, including, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments and our variable-rate indebtedness under the Loan Agreement.
As of June 30, 2026, our cash equivalents and investments consisted of money market funds and U.S. Treasury securities. Our primary exposure to market risk from these assets is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our short-term cash equivalents and investments is subject to change as a result of potential changes in market interest rates. Due to the nature of our cash equivalents and investments, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the periods presented.
On June 2, 2026, we entered into the Loan Agreement and borrowed $100.0 million under the Tranche A Loan. Borrowings under the Loan Agreement bear interest at a variable rate equal to three-month SOFR (subject to a 3.25% floor) plus 5.50%. The effective interest rate on the Tranche A Loan was 9.91% as of June 30, 2026. Because the Term Loans bear interest at a variable rate, changes in market interest rates could increase or decrease our interest expense. Based on the $100.0 million principal balance outstanding as of June 30, 2026, a hypothetical 1% increase or decrease in the applicable interest rate would result in a corresponding change in annual interest expense of approximately $1.0 million.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following risk factors are new as a result of entering into the Loan Agreement in June 2026:
Risks Related to our Indebtedness
Servicing the Loan Agreement will require a significant amount of cash, and we may not have sufficient cash flow to pay our indebtedness.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness associated with the Loan Agreement depends on our future performance, which is subject to many factors, including economic, financial, competitive, and others, that are beyond our control. We do not expect our business to be able to generate cash flow from operations and expect to continue to incur significant losses in the foreseeable future until and if we begin generating substantial product revenue from product sales that would be sufficient to service our debt and make necessary capital expenditures. Without sufficient resources, we may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Loan Agreement, which matures in 2031, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and limit our flexibility in planning for and reacting to changes in our business.
Our indebtedness and liabilities could have significant negative consequences for our security holders and our business, results of operations, and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing on acceptable terms or at all;
•requiring the dedication of a substantial portion of any cash flow from operations to service our indebtedness, which would reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock; and

•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Any of these factors could harm our business, prospects, operating results, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness and secured obligations will increase.
We have entered into the Loan Agreement, pursuant to which we have granted the lenders a security interest in substantially all of our assets, including our intellectual property. If we default on our obligations under the Loan Agreement, the lenders could foreclose on our assets, which could materially adversely affect our business, financial condition, results of operations, and prospects.
The Loan Agreement contains customary affirmative and negative covenants, representations, and warranties, including certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement, including, without limitation, selling or disposing of assets, incurring additional indebtedness or non-permitted liens or encumbrances on our assets, making payments on subordinated indebtedness, and making investments other than permitted acquisitions and permitted investments, in each case, subject to specified exceptions, including, in the case of restrictions on incurrence of additional indebtedness, the ability to incur certain convertible indebtedness and enter into certain permitted royalty financing agreements. These covenants may limit our ability to engage in certain transactions that may be in our long-term best interest. The Loan Agreement also contains financial covenants, including a minimum liquidity requirement and, with respect to the fiscal year ending December 31, 2028 and then tested quarterly commencing with the fiscal quarter ending March 31, 2029, a minimum trailing twelve-month consolidated net product revenue covenant. As of June 30, 2026, we were in compliance with the covenants contained in the Loan Agreement; however, we may breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, the collateral agent may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Loan Agreement, terminate any commitment to extend further credit, and foreclose on the collateral.
The Loan Agreement also contains certain events of default, including failure to pay principal, interest, and other amounts when due, the breach of the covenants under the Loan Agreement, the occurrence of a material adverse change or a withdrawal event in respect of lorundrostat or any other pharmaceutical product from time to time manufactured or developed by us, certain attachments of our assets and restraints on our business, certain insolvency, liquidation, bankruptcy, or similar events, certain cross-defaults of third-party indebtedness and royalty revenue contracts, the failure to pay certain judgments, material misrepresentations, the loan documents ceasing to create a valid security interest in a material portion of the collateral, and the occurrence of a default under any intercreditor agreement, in each case subject to the grace periods, cure periods, and thresholds as specified in the Loan Agreement. Upon the occurrence of an event of default, the lenders may, among other things, accelerate our obligations under the Loan Agreement (including all obligations for principal, interest, and any applicable make-whole and prepayment premiums). We and the lenders also entered into a Guarantee and Security Agreement wherein we agreed to secure the Loan Agreement with all of our assets.
The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations, and prospects. If we default on any of our obligations under the Loan Agreement, the lenders could foreclose on their security interest and liquidate some or all of the collateral, including our intellectual property assets, which would harm our business, financial condition, results of operations, and prospects, and could require us to reduce or cease operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended June 30, 2026, one of our officers (as defined in Rule 16a-1(f) of the Exchange Act) and none of our directors adopted or terminated a contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules). The material terms of this Rule 10b5-1 trading arrangement are described below:

Name and Title	Action Taken (1)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Number of Securities

Eric Warren, Chief Commercial Officer	Adopted March 27, 2026	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the plan	June 23, 2026 to December 31, 2026	148,749
(1)The Rule 10b5-1 plan became effective as of April 10, 2026.
Item 6. Exhibits

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	2/14/23	3.1
3.2	Amended and Restated Bylaws	8-K	2/14/23	3.2
10.1†	First Amendment to License Agreement, dated November 24, 2020, between the Registrant and Tanabe Pharma Corporation				x
10.2†	Second Amendment to License Agreement, dated June 15, 2023, between the Registrant and Tanabe Pharma Corporation				x
10.3†	Third Amendment to License Agreement, dated May 29, 2025, between the Registrant and Tanabe Pharma Corporation				x
10.4†	Fourth Amendment to License Agreement, dated June 2, 2026, between the Registrant and Tanabe Pharma Corporation				x
10.5†	Loan Agreement, dated June 2, 2026, among the Registrant, Biopharma Credit PLC, BPCR Limited Partnership, and Biopharma Credit Investments V (Master) LP				x
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x
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

MINERALYS THERAPEUTICS, INC.

Date:	August 11, 2026	By:	/s/ Jon Congleton
Jon Congleton
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2026	By:	/s/ Adam Levy
Adam Levy
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)