Form 10-Q
period 2026-09-30
Mineralys Therapeutics, Inc.
filed 2026-11-04
CIK 1933414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2026, there were 88,557,097 shares of the registrant’s common stock outstanding.

Mineralys Therapeutics, Inc.
i

Part I - Financial Information
Item 1. Financial Statements
Mineralys Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,273	$172,921
Investments	523,399	483,714
Prepaid and other current assets	3,322	4,751
Total current assets	627,994	661,386
Property and equipment, net	21	38
Other assets	2,108	382
Total assets	$630,123	$661,806

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$738	$2,017
Accrued liabilities	27,337	13,096
Senior secured term loan, current portion	25,000	—
Total current liabilities	53,075	15,113
Long-term liabilities:
Senior secured term loan, net of current portion	73,273	—
Total liabilities	126,348	15,113
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 88,530,322 and 81,536,557 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	9	8
Additional paid-in capital	1,298,673	1,103,854
Accumulated deficit	(794,907)	(457,169)
Total stockholders’ equity	503,775	646,693
Total liabilities and stockholders’ equity	$630,123	$661,806
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$22,668	$31,450	$268,410	$107,607
General and administrative	37,419	9,681	83,057	24,717
Total operating expenses	60,087	41,131	351,467	132,324
Loss from operations	(60,087)	(41,131)	(351,467)	(132,324)
Other income (expense), net:
Interest and other income	5,947	4,199	17,752	9,907
Interest expense	(3,188)	—	(4,023)	—
Total other income, net	2,759	4,199	13,729	9,907
Net loss	$(57,328)	$(36,932)	$(337,738)	$(122,417)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.52)	$(3.95)	$(1.94)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	88,986,795	70,594,504	85,538,811	63,133,634
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	49,821,915	$5	$493,770	$(302,518)	$191,257
Issuance of common stock in public offering, net of offering costs of $12,509	14,907,406	1	188,740	—	188,741
Issuance of common stock from stock option exercises	146,907	—	123	—	123
Stock-based compensation	—	—	3,645	—	3,645
Net loss	—	—	—	(42,211)	(42,211)
Balance as of March 31, 2025	64,876,228	6	686,278	(344,729)	341,555
Issuance of common stock pursuant to Prior ATM Agreement, net of issuance costs of $46	674,518	—	9,496	—	9,496
Issuance of common stock from stock option exercises	161,059	—	1,079	—	1,079
Issuance of common stock for cash under employee stock purchase plan	13,604	—	142	—	142
Stock-based compensation	—	—	4,553	—	4,553
Net loss	—	—	—	(43,274)	(43,274)
Balance as of June 30, 2025	65,725,409	6	701,548	(388,003)	313,551
Issuance of common stock in public offering, net of offering costs of $17,932	11,274,509	2	269,566	—	269,568
Issuance of common stock pursuant to Prior ATM Agreement, net of issuance costs of $88	1,239,522	—	17,775	—	17,775
Issuance of common stock from stock option exercises	730,019	—	6,624	—	6,624
Stock-based compensation	—	—	5,841	—	5,841
Net loss	—	—	—	(36,932)	(36,932)
Balance as of September 30, 2025	78,969,459	$8	$1,001,354	$(424,935)	$576,427

Mineralys Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity (Continued)
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	81,536,557	$8	$1,103,854	$(457,169)	$646,693
Issuance of common stock pursuant to ATM Agreement, net of issuance costs and shelf offering costs of $82	568,320	—	20,187	—	20,187
Issuance of common stock from stock option exercises	350,073	—	4,055	—	4,055
Stock-based compensation	—	—	6,548	—	6,548
Net loss	—	—	—	(39,339)	(39,339)
Balance as of March 31, 2026	82,454,950	8	1,134,644	(496,508)	638,144
Issuance of common stock in public offering, net of offering costs of $6,419	5,660,378	1	143,580	—	143,581
Issuance of common stock from stock option exercises	223,148	—	2,616	—	2,616
Issuance of common stock for cash under employee stock purchase plan	12,720	—	292	—	292
Stock-based compensation	—	—	7,355	—	7,355
Net loss	—	—	—	(241,071)	(241,071)
Balance as of June 30, 2026	88,351,196	9	1,288,487	(737,579)	550,917
Costs pursuant to ATM Agreement of $18	—	—	(18)	—	(18)
Issuance of common stock from stock option exercises	179,126	—	2,324	—	2,324
Stock-based compensation	—	—	7,880	—	7,880
Net loss	—	—	—	(57,328)	(57,328)
Balance as of September 30, 2026	88,530,322	$9	$1,298,673	$(794,907)	$503,775
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(337,738)	$(122,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Upfront payment pursuant to Fourth Amendment to License Agreement	200,000	—
Stock-based compensation	21,783	14,039
Accretion of discount on held-to-maturity securities	(14,262)	(5,671)
Amortization of debt discount and issuance costs related to senior secured term loan	972	—
Depreciation and amortization	17	46
Changes in operating assets and liabilities:
Accrued interest receivable	183	15
Prepaid, other current assets, and other assets	999	902
Accounts payable and accrued liabilities	12,923	8,558
Net cash used in operating activities	(115,123)	(104,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(945,424)	(546,264)
Maturities of marketable securities	920,000	260,000
Upfront payment pursuant to Fourth Amendment to License Agreement	(200,000)	—
Security deposits	(38)	—
Net cash used in investing activities	(225,462)	(286,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in public offerings, net of offering costs	143,584	459,080
Proceeds from senior secured term loan, net of debt discount and issuance costs with lender	97,503	—
Payment of debt issuance costs with third parties	(1,639)	—
Proceeds from issuance of common stock pursuant to ATM Agreement, net of ATM issuance costs	20,218	27,336
Proceeds from stock option exercises	8,995	7,826
Proceeds from issuance of common stock for cash under employee stock purchase plan	292	142
Payment of shelf offering costs	(16)	(86)
Net cash provided by financing activities	268,937	494,298

Net increase (decrease) in cash and cash equivalents	(71,648)	103,506
Cash and cash equivalents – beginning	172,921	114,091
Cash and cash equivalents – ending (1)	$101,273	$217,597

Supplemental Disclosure of Non-Cash Financing Activities:
Accretion of exit consideration on senior secured term loan	$268	$—
Offering costs included in accounts payable and accrued liabilities	$38	$317
(1)Cash and cash equivalents as of September 30, 2026 exclude investments of $523.4 million. Cash, cash equivalents, and investments amounted to $624.7 million as of September 30, 2026.
The accompanying notes are an integral part of these condensed financial statements.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 1. Nature of Business
Mineralys Therapeutics, Inc. (the Company) is a biopharmaceutical company focused on developing medicines to target diseases driven by dysregulated aldosterone. The Company’s product candidate, lorundrostat, is an investigational, proprietary, orally administered, highly selective aldosterone synthase inhibitor that the Company is developing for the treatment of uncontrolled hypertension (uHTN) or resistant hypertension (rHTN), as well as related comorbidities, such as chronic kidney disease (CKD), obstructive sleep apnea (OSA), and other diseases driven by dysregulated aldosterone. The Company has completed six late-stage clinical trials of lorundrostat supporting its efficacy and safety profile while also validating aldosterone as an integral therapeutic target in uHTN and rHTN. The clinical program includes two pivotal clinical trials of lorundrostat for hypertension, one Phase 2 clinical trial in hypertensive participants with CKD, and one Phase 2 clinical trial in hypertensive participants with OSA. The Company submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) in December 2025 for lorundrostat for the treatment of hypertension in combination with other antihypertensive drugs. The FDA accepted the NDA submission for lorundrostat and provided the Company with a Prescription Drug User Fee Act target date of December 22, 2026. The Company was incorporated as a Delaware corporation in May 2019 and is headquartered in Radnor, Pennsylvania. The Company’s operations to date have been limited to funding research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, advancing regulatory activities, staffing the Company, conducting commercial-readiness activities, raising capital, and providing general and administrative support for the Company’s operations.
Liquidity and Capital Resources
Since its inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. As of September 30, 2026, the Company had an accumulated deficit of $794.9 million and cash, cash equivalents, and investments of $624.7 million. For the nine months ended September 30, 2026, the Company had a net loss of $337.7 million and net cash used in operating activities of $115.1 million.
Since inception, the Company has funded its operations by raising aggregate gross proceeds of approximately $1.4 billion from sales of common stock, convertible preferred stock, pre-funded warrants, and convertible notes, as well as borrowings under the Loan Agreement (as defined and further described in Note 6, “Senior Secured Term Loan”). The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company expects to continue to incur substantial losses for the foreseeable future as a result of its research and development and other activities until such time, if ever, that it begins generating substantial revenue from product sales. Additional funding may be required to continue with the Company’s future research and development and commercial launch activities. The Company expects to finance its operations through equity offerings, debt financings, and other capital sources, including potential strategic collaborations, licensing, and other similar arrangements. The Company believes that its cash, cash equivalents, and investments as of September 30, 2026 will be sufficient to allow the Company to fund its planned operations, including the commercial launch of lorundrostat, for at least twelve months from the issuance date of these condensed financial statements.
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

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

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
Reclassifications
Certain comparative figures in the other income and expense lines of the prior period condensed statements of operations have been reclassified to conform to the current period presentation. These reclassifications had no impact on the previously reported net loss.
Segment Information
The Company operates in one operating segment for the purposes of assessing performance, making operating decisions, and allocating Company resources. The Company’s chief operating decision maker (CODM) is its chief executive officer. The CODM considers net loss to evaluate overall expenses associated with the Company’s activities, including the progress of ongoing clinical trials, the planning and execution of current and future research and development, commercial-readiness, and other activities. Further, the CODM reviews and utilizes functional expenses (research and development and general and administrative) as reported in the statements of operations to manage the Company’s operations. Other segment items included in net loss are interest income, net and other income (expense). These measures of performance, significant expenses, and other items are each reflected in the condensed statements of operations. The accounting policies of the segment are the same as those described below. The measure of segment assets is reported on the condensed balance sheets as total assets. All assets are held in the United States.
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
Cash and Cash Equivalents
All highly liquid investments that have maturities of 90 days or less at the date of purchase are classified as cash equivalents. The Company’s cash and cash equivalents balances as of September 30, 2026 and December 31, 2025 include cash balances and amounts held primarily in interest-bearing money market accounts and U.S. Treasury bills. As of September 30, 2026 and December 31, 2025, the Company did not have any restricted cash balances. The following table provides a reconciliation of cash and cash equivalents as reported in the condensed statements of cash flows to the condensed balance sheets (in thousands):

	September 30,	December 31,
	2026	2025
Cash	$1,106	$1,030
Cash equivalents	100,167	171,891
Total cash and cash equivalents	$101,273	$172,921

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Concentration of Credit Risk
The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash balances in multiple accounts with several financial institutions that, from time to time, are in excess of federally insured limits.
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
The Company invested in marketable securities during the nine months ended September 30, 2026 and 2025, and no impairment charges were recorded. For held-to-maturity investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized within total other income, net in the Company’s condensed statements of operations, and a new cost basis in the investment will be established.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction of the proceeds from the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed statements of operations. Deferred offering costs as of each of September 30, 2026 and December 31, 2025 were $0.2 million. Such costs are classified in other assets on the condensed balance sheets.
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
Debt discounts, debt premiums, and debt issuance costs allocated to drawn tranches are amortized to interest expense using the effective interest method over the applicable maturity period of the related debt. Debt issuance costs allocated to undrawn, committed tranches are amortized to interest expense on a straight-line basis over the period that the related borrowing capacity is available, which the Company believes approximates the effective interest method. Debt issuance costs allocated to undrawn, committed tranches are recorded as a deferred asset (rather than as a direct reduction of the carrying amount of outstanding debt) until the applicable tranche is drawn, at which point the remaining unamortized balance attributable to that tranche is reclassified and presented as a reduction of the carrying amount of the related debt.
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
As of September 30, 2026, the unamortized debt discounts and debt issuance costs were approximately $1.6 million and $0.4 million, respectively, which were included within senior secured term loan, net of current portion on the Company’s condensed balance sheets. Accretion of the debt premium recognized through September 30, 2026 was immaterial to the condensed financial statements.
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
Volatility — Due to the Company’s limited operating history and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

of a group of similar publicly traded companies. The Company believes that the companies in the group were most representative of the Company and had characteristics similar to its own, including stage of product development, a focus on the life sciences industry, and other economic and industry characteristics.
Expected Term — The Company uses the simplified method to estimate the expected term, as it does not have sufficient historical exercise data to provide a reasonable basis for otherwise estimating the expected term.
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

	Nine Months Ended
	September 30,
	2026	2025
Outstanding stock options	7,494,869	6,612,340
Unvested restricted stock units	1,353,753	—
Unvested restricted stock awards	—	186,872
Total	8,848,622	6,799,212
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
Notes to Condensed Financial Statements
(unaudited)

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
Note 3. Fair Value of Financial Instruments
The following table presents financial instruments measured at fair value on a recurring basis based on the fair value hierarchy (in thousands):

	September 30,	December 31,
	2026	2025
	Level 1
Money market funds (included in cash and cash equivalents)	$100,167	$161,943
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
There were no transfers within the fair value hierarchy during the periods presented.
The following tables present information about the Company’s held-to-maturity U.S. Treasury bills (in thousands):

		As of September 30, 2026
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Investments	between 3 and 12 months	$523,399	$523,129

		As of December 31, 2025
Balance Sheet Location	Original Maturities	Amortized Cost	Estimated Fair Value
Cash and cash equivalents	less than 3 months	$9,948	$9,948
Investments	between 3 and 12 months	483,714	483,891
Total		$493,662	$493,839

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

Note 4. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Research and development expenses	$8,842	$3,460
Compensation and benefits	6,868	5,540
Professional fees and other	11,627	4,096
Total	$27,337	$13,096
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
The New Milestones become immediately due and payable by the Company upon certain change-of-control transactions. Within a specified period following execution of the Fourth Amendment, the parties agreed to enter into an agreement to terminate the Tanabe License, pursuant to which, among other things, Tanabe would assign to the Company all of Tanabe’s rights in the licensed intellectual property.
Subsequent to September 30, 2026, on October 27, 2026, the Company and Tanabe entered into a Termination Agreement pursuant to which the Tanabe License was terminated and Tanabe assigned to the Company all of Tanabe’s rights in the licensed intellectual property. Also on October 27, 2026, the Company and Tanabe entered into a Payment Obligation Agreement pursuant to which, notwithstanding the termination of the Tanabe License, the Company remains obligated to pay Tanabe the commercial milestone payments described above, including the New Milestones. In addition, the right of first negotiation previously granted to Tanabe with respect to any license of rights to lorundrostat continues solely with respect to Japan for so long as any milestone payments remain outstanding. The termination of the Tanabe License did not result in any material early termination penalties.
During the nine months ended September 30, 2026, the Company recognized the $200.0 million upfront cash payment as research and development expense in its condensed statements of operations because

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

lorundrostat has not received regulatory approval and the related intellectual property has no alternative future use. The Company has no remaining development milestone payment obligations under the Tanabe License. As of September 30, 2026, no commercial milestone payments had been made under the Tanabe License. The commercial milestone payments, including the New Milestones, are contingent upon the achievement of specified future events and will be recognized when the related contingencies are resolved.
Office Lease Agreement
On September 3, 2026, the Company entered into a lease agreement to lease approximately 13,135 square feet of office space in Radnor, Pennsylvania (the Radnor Lease). The Radnor Lease has an initial lease term of 60 months. The Company currently anticipates lease commencement in the fourth quarter of 2026; however, the exact commencement date remains subject to completion of the landlord’s improvements and delivery of the premises. Aggregate base rent over the initial lease term, net of contractual rent abatement, is approximately $1.7 million. In addition to base rent, the Company is required to pay common area charges and other operating expenses.
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and nine months ended September 30, 2026 and 2025, and no material legal proceedings are currently pending or threatened.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers of the Company and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any material liabilities related to such obligations in its condensed financial statements as of September 30, 2026 and December 31, 2025.
Note 6. Senior Secured Term Loan
On June 2, 2026, the Company entered into a senior secured term loan agreement (the Loan Agreement) with BioPharma Credit PLC, as collateral agent, and each of BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon Advisors, LP, as lenders. The Loan Agreement provides for a five‑year senior secured term loan of up to $500.0 million, maturing on June 3, 2031 (the Maturity Date), consisting of the following tranches (collectively, the Term Loans): (i) a Tranche A Loan of $100.0 million, which was drawn on June 2, 2026; (ii) a Tranche B Loan of $150.0 million, which is required to be drawn no later than April 30, 2027, subject to approval by the FDA of the lorundrostat NDA (the Tranche B Approval Condition); (iii) a Tranche C Loan of $150.0 million, which is available at the Company’s election until December 14, 2028, subject to the occurrence of the Tranche B Approval Condition and the achievement of certain net sales milestones; and (iv) a Tranche D Loan of $100.0 million, which is available at the Company’s election until June 14, 2029, subject to the draw of the Tranche C Loan and the achievement of certain net sales milestones. As of September 30, 2026, the Company had drawn the $100.0 million Tranche A Loan, and the Tranche B Loan, Tranche C Loan, and Tranche D Loan

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

were undrawn. The Maturity Date is subject to acceleration to June 30, 2028 if the Tranche B Approval Condition is not satisfied on or before September 30, 2027.
The Term Loans bear interest at a rate per annum equal to the three‑month secured overnight financing rate (subject to a 3.25% floor) plus 5.50%, payable quarterly in arrears. At inception of the Tranche A Loan, the applicable interest rate was 9.16%. The Company is required to pay a funding fee equal to 2.00% of the funding amount on the funding date of each Term Loan, and paid a funding fee of $2.0 million in connection with the Tranche A Loan. The Company may elect to prepay the Term Loans in whole or, subject to certain conditions, in part prior to the Maturity Date, subject to certain prepayment, make‑whole, and exit fees. The Term Loans are subject to certain mandatory prepayments, including a repayment of all Term Loans in four equal installments commencing on September 30, 2027 to the extent the Tranche B Approval Condition is not met on or prior to September 30, 2027. Each Term Loan requires the Company to pay a final fee equal to 1.5% of the original principal amount of such Term Loan (the Final Fee), due upon the earlier of the Maturity Date or prepayment of the applicable Term Loan. The Final Fee associated with the Tranche A Loan is fixed at $1.5 million and will not increase. However, the aggregate Final Fee payable under the Loan Agreement will increase if additional Term Loan tranches are drawn, as each additional tranche would be subject to its own Final Fee.
Borrowings under the Term Loans are secured by substantially all of the Company’s assets, subject to certain exceptions.
The Loan Agreement contains financial covenants, including a minimum liquidity requirement and, with respect to the fiscal year ending December 31, 2028 and then tested quarterly commencing with the fiscal quarter ending March 31, 2029, a minimum trailing twelve-month consolidated net product revenue covenant. As of September 30, 2026, the Company was in compliance with all covenants under the Loan Agreement.
Upon the occurrence of an event of default under the Loan Agreement, the lenders may, among other things, accelerate the Company’s obligations under the Loan Agreement, and upon an event of default relating to certain insolvency, liquidation, bankruptcy, or similar events, all outstanding obligations under the Loan Agreement will be automatically accelerated.
The components of the Term Loan consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Principal - Term Loan	$100,000	$—
Less: unamortized debt discount and debt issuance costs, net of accreted Final Fee	(1,727)	—
Carrying amount of Term Loan (1)	$98,273	$—
Less: current portion	(25,000)	—
Term Loan, net of current portion	$73,273	$—
(1)The carrying value of the outstanding liability, which bears a variable interest rate indexed to the three-month secured overnight financing rate (subject to a 3.25% floor) plus 5.50%, approximates fair value, as it reprices when market interest rates change and represents a Level 2 measurement within the fair value hierarchy.
In connection with the Tranche A Loan, the Company received gross proceeds of $100.0 million. The Company recognized a debt discount of $2.0 million and incurred $2.1 million in debt issuance costs, which were comprised of amounts paid to third parties and lenders. The Company allocated a portion of the debt issuance costs to the undrawn future Term Loans and recognized a long-term deferred asset in the amount of $1.7 million, which is being amortized to interest expense on a straight-line basis over the applicable maturity period to which the related borrowing capacity is available. As of September 30, 2026, the unamortized debt discounts and debt issuance costs of approximately $1.6 million and $0.4 million, respectively, were recorded as

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

a reduction of the carrying amount of the Tranche A Loan and are being amortized to interest expense over the applicable maturity period of the Tranche A Loan using the effective interest method. The effective interest rate on the Tranche A Loan was 11.38% as of September 30, 2026.
During the three and nine months ended September 30, 2026, the Company recognized interest expense of approximately $3.2 million and $4.0 million, respectively, related to the Term Loans, consisting of contractual interest, amortization of the debt discount and debt issuance costs, and amortization of the Final Fee. Interest expense is recorded in the condensed statements of operations within interest income, net. The Company did not recognize any interest expense for the three and nine months ended September 30, 2025.
As of September 30, 2026, four equal quarterly principal payments of approximately $25.0 million each are required beginning on September 30, 2030. Although no principal payments are scheduled within twelve months of September 30, 2026, the Company classified a portion of the carrying amount of the Term Loans as a current portion of long-term debt because mandatory repayments would commence on September 30, 2027 if the Tranche B Approval Condition is not satisfied on or before that date. If the Tranche B Approval Condition is not satisfied on or before September 30, 2027, future principal payments due under the Term Loans, excluding unamortized debt issuance costs, would be as follows (in thousands):

Year ending December 31,	Amount
2026 (remainder)	$—
2027	50,000
2028	50,000
Total	$100,000
Interest payments commenced on September 30, 2026, and the Company paid approximately $3.1 million of interest during the three months ended September 30, 2026.
Note 7. Capital Stock
As of September 30, 2026, the Company had reserved authorized shares of common stock for future issuance as follows:

September 30,
2026
Common stock options outstanding	7,494,869
Shares available for grant under the ESPP	2,054,364
Shares available for grant under the 2023 Plan	2,032,747
Restricted stock units outstanding	1,353,753
Pre-funded warrants issued and outstanding	549,755
Shares available for grant under the 2025 Inducement Plan	246,667
Total	13,732,155
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

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

upfront payment made on June 2, 2026 to Tanabe upon execution of the Fourth Amendment (as further described in Note 5, “Commitments and Contingencies”).
At-the-Market Equity Offering Sales Agreements
On November 10, 2025, the Company entered into an ATM Equity Offering Sales Agreement (the ATM Agreement) with BofA Securities, Inc., Evercore Group L.L.C., and Goldman Sachs & Co. LLC, pursuant to which the Company may sell shares of its common stock having an aggregate offering price of up to $300.0 million from time to time. During the nine months ended September 30, 2026, the Company sold an aggregate of 568,320 shares of common stock pursuant to the ATM Agreement at a weighted-average price of $35.66 per share for aggregate net proceeds of approximately $20.2 million after deducting commissions and offering expenses. No shares of common stock were sold pursuant to the ATM Agreement during the nine months ended September 30, 2025. From inception of the ATM Agreement and through September 30, 2026, the Company sold an aggregate of 2,720,508 shares of common stock at a weighted-average price of $41.45 per share for aggregate net proceeds of approximately $112.4 million after deducting commissions and offering expenses. As of September 30, 2026, shares of common stock having an aggregate offering price of approximately $187.2 million remained available for sale pursuant to the ATM Agreement.
On March 21, 2024, the Company entered into an ATM Equity Offering Sales Agreement (the Prior ATM Agreement) with BofA Securities, Inc. and Evercore Group L.L.C. Effective November 9, 2025, the Prior ATM Agreement was terminated in connection with the Company entering into the ATM Agreement. There were no sales of common stock pursuant to the Prior ATM Agreement during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company sold an aggregate of 1,914,040 shares of common stock pursuant to the Prior ATM Agreement at a weighted-average price of $14.32 per share for aggregate net proceeds of approximately $27.3 million after deducting commissions and offering expenses. No additional shares of common stock were sold pursuant to the Prior ATM Agreement following September 30, 2025.
Note 8. Stock-Based Compensation
2023 Incentive Award Plan
The Company grants equity awards under the 2023 Incentive Award Plan (the 2023 Plan). During the nine months ended September 30, 2026, the Company began granting restricted stock units under the 2023 Plan.
2025 Employment Inducement Incentive Award Plan
The Company maintains the 2025 Employment Inducement Incentive Award Plan (the 2025 Inducement Plan), under which non‑qualified stock options and restricted stock units may be granted in connection with the commencement of employment. During the nine months ended September 30, 2026, the Company began granting restricted stock units under the 2025 Inducement Plan.
2020 Equity Incentive Plan
The 2020 Equity Incentive Plan (the 2020 Plan) continues to govern the terms of outstanding awards, although no new awards are granted under the plan.

Mineralys Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)

The following table summarizes the Company’s awards outstanding and shares available for grant as of September 30, 2026:

	Options Outstanding	Unvested Restricted Stock Units	Shares Available for Grant
2023 Plan	6,841,527	1,030,010	2,032,747
2025 Inducement Plan	429,590	323,743	246,667
2020 Plan	223,752	—	—
Total	7,494,869	1,353,753	2,279,414
2023 Employee Stock Purchase Plan
The Company maintains the 2023 Employee Stock Purchase Plan (the ESPP) under which eligible employees may purchase shares of common stock through payroll deductions. As of September 30, 2026, the Company had 2,054,364 shares available for issuance, and 70,559 cumulative shares had been issued under the ESPP.
Total stock-based compensation expense recognized was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$2,666	$3,154	$7,352	$6,725
General and administrative	5,214	2,687	14,431	7,314
Total	$7,880	$5,841	$21,783	$14,039

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
We have completed six clinical trials of lorundrostat supporting its efficacy and safety profile while also validating aldosterone as an integral therapeutic target in uHTN and rHTN. The clinical program includes two pivotal, registrational trials, the Phase 3 Launch-HTN trial and Phase 2 Advance-HTN trial, which support the durable, and clinically meaningful reductions in systolic blood pressure (BP) by lorundrostat. Lorundrostat was well tolerated in both trials with a favorable safety profile. We submitted our NDA to the FDA in December 2025 for lorundrostat for the treatment of hypertension in combination with other antihypertensive drugs. The FDA accepted the NDA submission and provided us with a Prescription Drug User Fee Act (PDUFA) target date of December 22, 2026 for lorundrostat.
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
Financial Overview
We commenced our operations in May 2019 and have devoted substantially all of our resources to date to fund research and development activities, business planning, establishing and maintaining our intellectual property portfolio, advancing regulatory activities, staffing our company, conducting commercial-readiness activities, raising capital, and providing general and administrative support for our operations. As of September 30, 2026, we had cash, cash equivalents, and investments of $624.7 million. Since inception, we have raised aggregate gross proceeds of approximately $1.4 billion from sales of common stock, convertible preferred stock, pre-funded warrants, and convertible notes, as well as borrowings under the Loan Agreement (as defined and further described below). Our net losses for the nine months ended September 30, 2026 and 2025 were $337.7 million and $122.4 million, respectively. As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $794.9 million and $457.2 million, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical development activities and other research and development activities, the timing and outcome of the regulatory review of our NDA for lorundrostat by the FDA, and the extent of our commercial-readiness activities in anticipation of potential FDA approval.
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
On June 2, 2026, we entered into a fourth amendment to the Tanabe License (the Fourth Amendment), pursuant to which our obligation to pay Tanabe royalties on net sales of Lorundrostat Products was terminated, the license was amended and restated to grant us an exclusive, worldwide, royalty-free, sublicensable, perpetual, irrevocable license, and our diligence obligations with respect to the ongoing development and commercialization of lorundrostat were eliminated. As consideration, we made an upfront cash payment to Tanabe of $200.0 million and agreed to pay additional commercial milestone payments of up to $100.0 million in the aggregate (the New Milestones). As a result of the Fourth Amendment, we have remaining obligations to pay Tanabe commercial milestone payments, including the New Milestones, of up to $255.0 million in the aggregate upon first commercial sale and upon meeting certain annual sales targets, as well as up to $10.0 million related to commercialization for a potential second indication. The New Milestones become immediately due and payable by us upon certain change-of-control transactions. Within a specified period following execution of the Fourth Amendment, the parties agreed to enter into an agreement to terminate the Tanabe License, pursuant to which, among other things, Tanabe would assign to us all of Tanabe’s rights in the licensed intellectual property.
Subsequent to September 30, 2026, on October 27, 2026, we entered into a Termination Agreement with Tanabe pursuant to which the Tanabe License was terminated and Tanabe assigned to us all of Tanabe’s rights in the licensed intellectual property. Also on October 27, 2026, we entered into a Payment Obligation Agreement with Tanabe pursuant to which, notwithstanding the termination of the Tanabe License, we remain obligated to pay Tanabe the commercial milestone payments described above, including the New Milestones. In addition, the right of first negotiation previously granted to Tanabe with respect to any license of rights to lorundrostat continues solely with respect to Japan for so long as any milestone payments remain outstanding. The termination of the Tanabe License did not result in any material early termination penalties.
Senior Secured Term Loan
On June 2, 2026, we entered into a senior secured term loan agreement (the Loan Agreement) with BioPharma Credit PLC, as collateral agent, and each of BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon Advisors, LP, as lenders. The Loan Agreement provides for a five‑year senior secured term loan of up to $500.0 million, maturing on June 3, 2031 (the Maturity Date), consisting of the following tranches (collectively, the Term Loans): (i) a Tranche A Loan of $100.0 million, which was drawn on June 2, 2026; (ii) a Tranche B Loan of $150.0 million, which is required to be drawn no later than April 30, 2027, subject to approval by the FDA of the lorundrostat NDA (the Tranche B Approval Condition); (iii) a Tranche C Loan of $150.0 million, which is available at our election until December 14, 2028, subject to the occurrence of the Tranche B Approval Condition and the achievement of certain net sales milestones; and (iv) a Tranche D Loan of $100.0 million, which is available at our election until June 14, 2029, subject to the draw of the Tranche C Loan and the achievement of certain net sales milestones. As of September 30, 2026, we had drawn the $100.0 million Tranche A Loan, and the Tranche B Loan, Tranche C Loan, and Tranche D Loan were undrawn. The Maturity Date is subject to acceleration to June 30, 2028 if the Tranche B Approval Condition is not satisfied on or before September 30, 2027.

The Term Loans bear interest at a rate per annum equal to the three‑month secured overnight financing rate (SOFR) (subject to a 3.25% floor) plus 5.50%, payable quarterly in arrears. At inception of the Tranche A Loan, the applicable interest rate was 9.16%. We are required to pay a funding fee equal to 2.00% of the funding amount on the funding date of each Term Loan, and paid a funding fee of $2.0 million in connection with the Tranche A Loan. We may elect to prepay the Term Loans in whole or, subject to certain conditions, in part prior to the Maturity Date, subject to certain prepayment, make‑whole, and exit fees. The Term Loans are subject to certain mandatory prepayments, including a repayment of all Term Loans in four equal installments commencing on September 30, 2027 to the extent the Tranche B Approval Condition is not met on or prior to September 30, 2027. Each Term Loan requires us to pay a final fee equal to 1.5% of the original principal amount of such Term Loan (the Final Fee), due upon the earlier of the Maturity Date or prepayment of the applicable Term Loan. The Final Fee associated with the Tranche A Loan is fixed at $1.5 million and will not increase. However, the aggregate Final Fee payable under the Loan Agreement will increase if additional Term Loan tranches are drawn, as each additional tranche would be subject to its own Final Fee.
Borrowings under the Term Loans are secured by substantially all of our assets, subject to certain exceptions.
The Loan Agreement contains financial covenants, including a minimum liquidity requirement and, with respect to the fiscal year ending December 31, 2028 and then tested quarterly commencing with the fiscal quarter ending March 31, 2029, a minimum trailing twelve-month consolidated net product revenue covenant. As of September 30, 2026, we were in compliance with all covenants under the Loan Agreement.
Upon the occurrence of an event of default under the Loan Agreement, the lenders may, among other things, accelerate our obligations under the Loan Agreement, and upon an event of default relating to certain insolvency, liquidation, bankruptcy, or similar events, all outstanding obligations under the Loan Agreement will be automatically accelerated.
In connection with the Tranche A Loan, we received gross proceeds of $100.0 million. We recognized a debt discount of $2.0 million and incurred $2.1 million in debt issuance costs, which were comprised of amounts paid to third parties and lenders. We allocated a portion of the debt issuance costs to the undrawn future Term Loans and recognized a long-term deferred asset in the amount of $1.7 million, which is being amortized to interest expense on a straight-line basis over the applicable maturity period to which the related borrowing capacity is available. As of September 30, 2026, the unamortized debt discounts and debt issuance costs of approximately $1.6 million and $0.4 million, respectively, were recorded as a reduction of the carrying amount of the Tranche A Loan and are being amortized to interest expense over the applicable maturity period of the Tranche A Loan using the effective interest method. The effective interest rate on the Tranche A Loan was 11.38% as of September 30, 2026.
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
On September 2, 2025, we entered into an underwriting agreement with BofA Securities, Inc., Evercore Group L.L.C., and Goldman Sachs & Co. LLC as representatives of the several underwriters named therein, relating to the issuance and sale of 11,274,509 shares of our common stock at a price of $25.50 per share for net proceeds of approximately $269.6 million after deducting underwriting discounts and offering expenses. The offering was made pursuant to our registration statements on Form S-3 and Form S-3MEF

(Registration Statement Nos. 333-278122 and 333-289998, respectively) filed with and declared effective by the SEC, and a prospectus supplement and accompanying prospectus filed with the SEC. We are using the net proceeds from this offering to fund clinical development of lorundrostat, including research and development and manufacturing, and pre-commercialization activities, as well as for working capital and general corporate purposes.
On March 11, 2025, we entered into an underwriting agreement relating to the issuance and sale of 14,907,406 shares of our common stock at a price of $13.50 per share for net proceeds of approximately $188.7 million after deducting underwriting discounts and offering expenses. The offering was made pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-278122) filed with and declared effective by the SEC, and a prospectus supplement and accompanying prospectus filed with the SEC. We are using the net proceeds from this offering to fund the clinical development of lorundrostat, including research and development, manufacturing, and pre-commercialization activities, as well as for working capital and general corporate purposes.
At-the-Market Equity Offering Sales Agreements
On November 10, 2025, we entered into an ATM Equity Offering Sales Agreement (the ATM Agreement) with BofA Securities, Inc., Evercore Group L.L.C., and Goldman Sachs & Co. LLC, pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time. During the nine months ended September 30, 2026, we sold an aggregate of 568,320 shares of common stock pursuant to the ATM Agreement at a weighted-average price of $35.66 per share for aggregate net proceeds of approximately $20.2 million after deducting commissions and offering expenses. No shares of common stock were sold pursuant to the ATM Agreement during the nine months ended September 30, 2025. From inception of the ATM Agreement and through September 30, 2026, we sold an aggregate of 2,720,508 shares of common stock at a weighted-average price of $41.45 per share for aggregate net proceeds of approximately $112.4 million after deducting commissions and offering expenses. As of September 30, 2026, shares of common stock having an aggregate offering price of approximately $187.2 million remained available for sale pursuant to the ATM Agreement.
On March 21, 2024, we entered into an ATM Equity Offering Sales Agreement (the Prior ATM Agreement) with BofA Securities, Inc. and Evercore Group L.L.C. Effective November 9, 2025, the Prior ATM Agreement was terminated in connection with us entering into the ATM Agreement. There were no sales of common stock pursuant to the Prior ATM Agreement during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we sold an aggregate of 1,914,040 shares of common stock pursuant to the Prior ATM Agreement at a weighted-average price of $14.32 per share for aggregate net proceeds of approximately $27.3 million after deducting commissions and offering expenses. No additional shares of common stock were sold pursuant to the Prior ATM Agreement following September 30, 2025.
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
•costs related to commercial-readiness activities in preparation for a potential launch of lorundrostat for patients with hypertension, if approved by the FDA;
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
Other Income, Net
Interest Income, Net
Interest income reported in each period is associated with our investments in money market funds and U.S. treasuries, net of fees, or other related expenses. Following the disbursement of the Tranche A Loan in June 2026, we also began recording interest expense associated with our Term Loans.
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended,
	September 30,
	2026	2025	Change
	(in thousands)
Research and development expenses	$(22,668)	$(31,450)	$8,782
General and administrative expenses	(37,419)	(9,681)	(27,738)
Total other income, net	2,759	4,199	(1,440)
Net loss	$(57,328)	$(36,932)	$(20,396)
Research and Development Expenses
Research and development expenses decreased by $8.8 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease was primarily due to $8.5 million of lower preclinical and clinical costs resulting from the conclusion of the lorundrostat pivotal program in the second quarter of 2025 and $0.3 million of decreased clinical supply, manufacturing, regulatory, and other costs.
General and Administrative Expenses
General and administrative expenses increased by $27.7 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily due to investments to expand our operations in preparation for commercialization, including $15.4 million in higher professional fees and $11.4 million in increased personnel-related expenses resulting from headcount growth and increased compensation, as well as $0.9 million of increased other administrative expenses.
Total Other Income, Net
Total other income, net decreased by $1.4 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, which was primarily attributable to $3.2 million of increased interest expense related to the Loan Agreement entered into in June 2026, partially offset by

$1.8 million of increased interest earned on our investments as a result of higher average cash balances during the three months ended September 30, 2026.
Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended,
	September 30,
	2026	2025	Change
	(in thousands)
Research and development expenses	$(268,410)	$(107,607)	$(160,803)
General and administrative expenses	(83,057)	(24,717)	(58,340)
Total other income, net	13,729	9,907	3,822
Net loss	$(337,738)	$(122,417)	$(215,321)
Research and Development Expenses
Research and development expenses increased by $160.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily due to the $200.0 million upfront payment to Tanabe in June 2026 in connection with the Fourth Amendment. The increase was also due to $1.5 million of increased personnel-related expenses resulting from headcount growth and increased compensation and $1.1 million of increased clinical supply, manufacturing, regulatory, and other costs. These increases were partially offset by $41.8 million of lower preclinical and clinical costs resulting from the conclusion of the lorundrostat pivotal program during the nine months ended September 30, 2025.
General and Administrative Expenses
General and administrative expenses increased by $58.3 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily due to investments to expand our operations in preparation for commercialization, including $31.2 million in higher professional fees and $25.6 million in increased personnel-related expenses resulting from headcount growth and increased compensation, as well as $1.5 million of increased other administrative expenses.
Total Other Income, Net
Total other income, net increased by $3.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, which was primarily attributable to $7.8 million of increased interest earned on our investments as a result of higher average cash balances during the nine months ended September 30, 2026, partially offset by $4.0 million of increased interest expense related to the Loan Agreement entered into in June 2026.
Liquidity and Capital Resources
Since inception, we have incurred net losses and negative cash flows from operations. We expect to continue to incur significant expenses and, until we begin generating substantial product revenue from product sales, we anticipate continuing to incur operating losses for the foreseeable future. Since inception, we have raised aggregate gross proceeds of approximately $1.4 billion from sales of common stock, convertible preferred stock, pre-funded warrants, and convertible notes, as well as borrowings under the Loan Agreement. Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, advancing regulatory activities, staffing our company, conducting commercial-readiness activities, raising capital, and providing general and administrative support for these operations.
As of September 30, 2026, we had cash, cash equivalents, and investments of $624.7 million and an accumulated deficit of $794.9 million. During the nine months ended September 30, 2026:

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
As of September 30, 2026, shares of common stock having an aggregate offering price of approximately $187.2 million remained available for sale pursuant to the ATM Agreement, subject to the terms and conditions of the ATM Agreement and applicable securities laws, and up to $400.0 million of Term Loans remained available under the Loan Agreement, subject to certain conditions.
Funding Requirements
Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of September 30, 2026 will be sufficient to allow us to fund our planned operations, including the commercial launch of lorundrostat, for at least twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
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
•the timing and amount of the milestone payments we must make to Tanabe;
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

Cash Flows
Comparison of the Nine Months Ended September 30, 2026 and 2025
Since our inception, we have primarily used our available cash to fund expenditures related to the in-license and development of lorundrostat. The following table sets forth a summary of cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(115,123)	$(104,528)	$(10,595)
Investing activities	(225,462)	(286,264)	60,802
Financing activities	268,937	494,298	(225,361)
Net	$(71,648)	$103,506	$(175,154)
Operating Activities
Net cash used in operating activities was $115.1 million during the nine months ended September 30, 2026, compared to $104.5 million during the nine months ended September 30, 2025. The increase in net cash used in operating activities was primarily due to a $15.2 million increase in net loss adjusted for non-cash items, partially offset by $4.6 million of net changes in working capital. Cash used in operating activities reflects expenditures related to the development of lorundrostat, activities supporting potential regulatory approval, and commercial-readiness initiatives, including personnel related costs, legal and professional fees, and general working capital requirements.
Investing Activities
Net cash used in investing activities was $225.5 million for the nine months ended September 30, 2026, compared to $286.3 million for the nine months ended September 30, 2025. The decrease in net cash used in investing activities was primarily due to a net increase in cash provided by marketable securities activity, reflecting higher maturities of marketable securities, partially offset by higher purchases of marketable securities. This decrease was partially offset by the $200.0 million payment made pursuant to the Fourth Amendment during the nine months ended September 30, 2026, for which there was no comparable payment in the prior-year period.
Financing Activities
Net cash provided by financing activities was $268.9 million during the nine months ended September 30, 2026, compared to $494.3 million during the nine months ended September 30, 2025. The decrease in net cash provided by financing activities was primarily attributable to a $322.6 million reduction in net proceeds from shares of common stock in public offerings and under the ATM Agreement compared to the prior-year period. This decrease was partially offset by $95.9 million of net proceeds borrowed under the Loan Agreement, a $1.2 million increase in proceeds from stock option exercises, and a $0.2 million increase in proceeds from issuances of common stock under the 2023 Employee Stock Purchase Plan, compared to the prior year period.
Contractual Obligations and Commitments
Under the Payment Obligation Agreement, we have commercial milestone payment obligations that are contingent upon the achievement of specified levels of product sales in connection with the sale of products developed under the agreement. We are currently unable to estimate the timing or likelihood of achieving other future milestones or making future product sales. See above and Note 5, “Commitments and Contingencies” to our condensed financial statements included elsewhere in this Quarterly Report for additional information regarding our agreements with Tanabe.
In June 2026, we borrowed $100.0 million related to the Tranche A Loan under the Loan Agreement. The Loan Agreement provides for a five‑year senior secured term loan of up to $500.0 million, maturing on June 3, 2031, consisting of the following additional tranches: (i) a Tranche B Loan of $150.0 million, which is required to be drawn no later than April 30, 2027, subject to approval by the FDA of the lorundrostat NDA; (ii) a Tranche C Loan of $150.0 million, which is available at our election until December 14, 2028, subject to the occurrence of the Tranche B Approval Condition and the achievement of certain net sales milestones; and (iii) a Tranche D Loan of $100.0 million, which is available at our election until June 14, 2029, subject to the draw of the Tranche C Loan and the achievement of certain net sales milestones. If the Tranche B Approval Condition is not satisfied on or before September 30, 2027, we would be required to make four equal quarterly principal payments of approximately $25.0 million each beginning on September 30, 2027, and the Maturity Date would accelerate to June 30, 2028.
On September 3, 2026, we entered into a lease agreement to lease approximately 13,135 square feet of office space in Radnor, Pennsylvania (the Radnor Lease). The Radnor Lease has an initial lease term of 60 months. We currently anticipate lease commencement in the fourth quarter of 2026; however, the exact commencement date remains subject to completion of the landlord’s improvements and delivery of the premises. Aggregate base rent over the initial lease term, net of contractual rent abatement, is approximately $1.7 million. In addition to base rent, we are required to pay common area charges and other operating expenses.
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
There were no changes during the nine months ended September 30, 2026 to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. For information on our significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies” within our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of September 30, 2026, our cash equivalents and investments consisted of money market funds and U.S. Treasury securities. Our primary exposure to market risk from these assets is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our short-term cash equivalents and investments is subject to change as a result of potential changes in market interest rates. Due to the nature of our cash equivalents and investments, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the periods presented.
On June 2, 2026, we entered into the Loan Agreement and borrowed $100.0 million under the Tranche A Loan. Borrowings under the Loan Agreement bear interest at a variable rate equal to three-month SOFR (subject to a 3.25% floor) plus 5.50%. The effective interest rate on the Tranche A Loan was 11.38% as of September 30, 2026. Because the Term Loans bear interest at a variable rate, changes in market interest rates could increase or decrease our interest expense. Based on the $100.0 million principal balance outstanding as of September 30, 2026, a hypothetical 1% increase or decrease in the applicable interest rate would result in a corresponding change in annual interest expense of approximately $1.0 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, alone or combined with any of the other factors, could materially and adversely affect our business, financial condition, results of operations, and stock price. Except as set forth below, there have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2025.
The following risk factors are new since our Annual Report on Form 10-K for the year ended December 31, 2025 and arose as a result of entering into the Loan Agreement in June 2026:
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
The Loan Agreement contains customary affirmative and negative covenants, representations, and warranties, including certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement, including, without limitation, selling or disposing of assets, incurring additional indebtedness or non-permitted liens or encumbrances on our assets, making payments on subordinated indebtedness, and making investments other than permitted acquisitions and permitted investments, in each case, subject to specified exceptions, including, in the case of restrictions on incurrence of additional indebtedness, the ability to incur certain convertible indebtedness and enter into certain permitted royalty financing agreements. These covenants may limit our ability to engage in certain transactions that may be in our long-term best interest. The Loan Agreement also contains financial covenants, including a minimum liquidity requirement and, with respect to the fiscal year ending December 31, 2028 and then tested quarterly commencing with the fiscal quarter ending March 31, 2029, a minimum trailing twelve-month consolidated net product revenue covenant. As of September 30, 2026, we were in compliance with the covenants contained in the Loan Agreement; however, we may breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, the collateral agent may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Loan Agreement, terminate any commitment to extend further credit, and foreclose on the collateral.
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

The following risk factor is modified since our Annual Report on Form 10-K for the year ended December 31, 2025:
Risks Related to Our Business Operations and Industry
Changes in trade policy and inflation could adversely affect our business and results of operations.
The U.S. government has adopted new approaches to trade policy, and in some cases has renegotiated or terminated certain existing bilateral or multilateral trade agreements. The U.S. government has also imposed significant tariffs on many foreign goods. In particular, tariffs are likely to make importing pharmaceuticals from certain countries more expensive or require companies to incur significant costs to transition to alternative suppliers within the United States. Based on currently available information, our importation of lorundrostat drug product may be subject to tariffs as high as 100% of the imported value. If imposed, these tariffs would directly increase our costs, adversely affect our cash flows, and result in higher expenses associated with the manufacture of lorundrostat. Future tariff increases or other changes in U.S. trade policy could exacerbate these challenges. For instance, in response to these tariffs, other countries have threatened, announced, or implemented retaliatory tariffs on U.S. goods, which could potentially lead the U.S. government to further increase tariffs on foreign goods.
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
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended September 30, 2026, the following directors and officers (as defined in Rule 16a-1(f) of the Exchange Act), as well as entities whose holdings are reported as indirectly beneficially owned by one of our directors, adopted contracts, instructions, or written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. No director, officer, or such entity terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2026. The material terms of these Rule 10b5-1 trading arrangements are described below:

Name and Title	Action Taken	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement		Number of Securities

Samsara BioCapital, L.P. (1)	Adopted September 4, 2026	Rule 10b5-1(c) trading arrangement	Sale of the Company’s common stock pursuant to the terms of the plan	December 7, 2026 to December 6, 2027		1,056,556
Samsara Opportunity Fund, L.P. (1)	Adopted September 4, 2026	Rule 10b5-1(c) trading arrangement	Sale of the Company’s common stock pursuant to the terms of the plan	December 7, 2026 to December 6, 2027		117,648
Jon Congleton, President, Chief Executive Officer, and Director	Adopted September 25, 2026	Rule 10b5-1(c) trading arrangement	Sale of the Company’s common stock pursuant to the terms of the plan	February 22, 2027 to December 30, 2030	(2)	140,900	(3)
Adam Levy, Chief Financial Officer	Adopted September 25, 2026	Rule 10b5-1(c) trading arrangement	Sale of the Company’s common stock pursuant to the terms of the plan	February 22, 2027 to December 30, 2030	(2)	39,900	(3)
Adam Levy, Chief Financial Officer	Adopted September 25, 2026	Rule 10b5-1(c) trading arrangement	Sale of the Company’s common stock pursuant to the terms of the plan	February 24, 2027 to December 31, 2027		9,975	(4)
Eric Warren, Chief Commercial Officer	Adopted September 25, 2026	Rule 10b5-1(c) trading arrangement	Sale of the Company’s common stock pursuant to the terms of the plan	February 22, 2027 to December 30, 2030	(2)	38,400	(3)
(1)Srinivas Akkaraju, a member of the Company’s board of directors, may be deemed to beneficially own the shares held by Samsara BioCapital, L.P. and Samsara Opportunity Fund, L.P. through his voting and investment power over such shares. Samsara BioCapital GP, LLC is the sole general partner of Samsara BioCapital, L.P., and Samsara Opportunity Fund GP, LLC is the sole general partner of Samsara Opportunity Fund, L.P. Dr. Akkaraju is the managing member of each of Samsara BioCapital GP, LLC and Samsara Opportunity Fund GP, LLC. As a result, the shares held by Samsara BioCapital, L.P. and Samsara Opportunity Fund, L.P. are reported by Dr. Akkaraju as indirectly beneficially owned securities for purposes of Section 16 of the Exchange Act.
(2)This Rule 10b5-1 trading arrangement is intended solely to facilitate sales of shares necessary to satisfy tax withholding obligations arising in connection with the vesting of restricted stock units pursuant to Rule 10b5-1(c)(ii)(D)(3).
(3)Represents the maximum number of shares that may be sold pursuant to the Rule 10b5-1 trading arrangement. Actual sales are expected to be significantly lower because the arrangement is designed solely to permit sales sufficient to satisfy tax withholding obligations arising upon the vesting of applicable restricted stock unit awards through December 30, 2030.
(4)Represents the maximum number of shares that may be sold pursuant to this Rule 10b5-1 trading arrangement. To the extent shares subject to Mr. Levy’s other Rule 10b5-1 trading arrangement are not sold pursuant to that arrangement, such shares may become eligible for sale pursuant to this trading arrangement.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	2/14/23	3.1
3.2	Amended and Restated Bylaws	8-K	2/14/23	3.2
10.1#	Amendment to Amended and Restated Employment Letter Agreement, dated August 5, 2026, by and between David Rodman, M.D., and the Company	8-K	8/11/26	10.1
10.2#	Employment Offer Letter Agreement, dated August 5, 2026, by and between James Ferguson and the Company				x
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x
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

MINERALYS THERAPEUTICS, INC.

Date:	November 4, 2026	By:	/s/ Jon Congleton
Jon Congleton President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2026	By:	/s/ Adam Levy
Adam Levy Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)